Form 10-K
period 2024-12-31
Windstream Parent, Inc.
filed 2025-03-24
CIK 2020795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number

Windstream Parent, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	99-2892631 (I.R.S. Employer Identification No.)

4005 Rodney Parham Road Little Rock, AR (Address of principal executive oﬃces)	72212 (Zip Code)

Registrant’s telephone number, including area code: (501) 748-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☒ Yes   ☐ No

There are no publicly traded shares of common stock of Windstream Parent, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Windstream Parent, Inc.’s prospectus filed pursuant to Rule 424(b)(3), as filed with the Securities and Exchange Commission on February 12, 2025.

Cautionary Note Regarding Forward-Looking Statements

Statements included in or incorporated by reference into this Annual Report on Form 10-K that are not historical facts constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the rules, regulations and releases of the SEC. These forward-looking statements are subject to risks and uncertainties, and actual results might differ materially from those discussed in, or implied by, the forward-looking statements. Forward-looking statements are based on the current beliefs and expectations of the managements of Uniti and Windstream and are subject to significant risks and uncertainties outside of their control. Words such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “aims,” “potential,” “will,” “would,” “could,” “considered,” “likely,” “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Capitalized terms used but not defined herein have the meanings ascribed to such terms in Windstream Parent, Inc.’s prospectus filed pursuant to Rule 424(b)(3) relating to the Merger (as defined therein), as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2025 (the “Windstream Prospectus”).

By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on future circumstances that may or may not occur. Actual results may differ materially from the current beliefs and expectations of the management of Uniti and Windstream depending on a number of factors affecting their businesses and risks associated with the successful execution of the Merger and the integration and performance of New Uniti following the Merger. In evaluating these forward-looking statements, you should carefully consider the risks described in other reports that New Uniti and Uniti file with the SEC. Factors which could have a material adverse effect on operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to: the Exchange Ratio being based on pre-determined ownership percentages meaning that it will not be adjusted if there is a decrease in Windstream’s value prior to the Merger, and therefore Uniti stockholders cannot be sure of the value of the consideration they will receive in the Merger, if completed; the Exchange Ratio being dependent upon the amount of then outstanding Uniti Common Stock and Windstream units at the Closing, which means that the Exchange Ratio will not be determined until immediately prior to the Closing; the Merger being subject to conditions, including conditions that may not be satisfied or waived on a timely basis or at all, and which if delayed or not satisfied may prevent, delay or jeopardize the Closing, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Merger; the termination of the Merger Agreement, which could negatively impact Uniti and Windstream and, in certain circumstances, could require Uniti to pay certain termination fees or expense reimbursement to Windstream; the uncertainty that Uniti will be able to obtain sufficient cash to pay the Closing Cash Payment for the Merger in a timely manner or at all; stockholder litigation, which could prevent or delay the Closing or otherwise negatively impact each of Uniti’s and Windstream’s businesses and operations; the significant transaction costs that Uniti and Windstream will incur in connection with the Merger; the possibility that the Merger may distract Uniti’s and Windstream’s respective management teams from their other responsibilities and the Merger Agreement may limit each of Uniti’s ability and Windstream’s ability to pursue new opportunities; the possibility that the Merger, including uncertainty regarding the Merger, may cause third parties to delay or defer decisions concerning Uniti and Windstream and could adversely affect Uniti’s and Windstream’s ability to effectively manage their respective businesses; business uncertainties while the Merger is pending, which may negatively impact Uniti’s ability and Windstream’s ability to attract and retain personnel; the unaudited pro forma condensed combined financial information in the Windstream Prospectus which are presented for illustrative purposes only and may not be reflective of New Uniti’s operating results or financial condition following the Closing; our stock price, which may fluctuate significantly; insider control over New Uniti that could limit your ability to influence the outcome of key transactions, including a change of control; certain provisions of Delaware law and our certificate of incorporation and bylaws that may deter third parties from acquiring us; the fact that we do not anticipate paying any cash dividends in the foreseeable future; competition and overbuilding in consumer service areas and competition in business markets, which could reduce market share and adversely affect New Uniti’s results of operations and financial condition; risks related to pro forma consolidated indebtedness, which could materially and adversely affect New Uniti’s financial position, including reducing funds available for other business purposes and reducing our operational flexibility; the possibility that our reliance on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, and further, cybersecurity incidents could have a material adverse effect on our business, our results of operations and financial condition; rapid changes in technology, which could affect our ability to compete; the possibility that continuous increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers; risks related to New Uniti’s operations, which will require sufficient access to liquidity to fund cash needs; if funds are not available when needed, this could affect service to customers and growth opportunities and have a material adverse impact on the business and financial position; risks related to the potential of New Uniti being prohibited from participating in government programs, which could cause results of operations to be materially and adversely affected; risks related to New Uniti being subject to various forms of regulation from the FCC and state regulatory commissions, which limit pricing flexibility for regulated voice and high-speed Internet products, subject New Uniti to service quality, service reporting and other obligations and expose New Uniti to the reduction of revenue from changes to the USF, the inter-carrier compensation system, or access to interconnection with competitors’ facilities; risks related to the possible impact of tariffs, including trade tariffs, and trade disputes; risks related to New Uniti’s business being subject to other government regulations and changes in current or future laws, regulations, rules, federal executive orders or state or federal mandates could restrict its ability to operate in the manner currently contemplated; and additional factors discussed in the Windstream Prospectus and in Part I, Item 1A “Risk Factors” of Uniti’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as those described in Windstream’s and Uniti’s subsequent filings with the SEC. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, Uniti, Windstream and New Uniti expressly disclaim any obligation to update or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. Business.

Windstream Parent, Inc. (“Parent”, the “Company,” “we,” “us” or “our”) is a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with no material operations or assets, and was formed for the purpose of completing the merger (the “Merger”) of Windstream Holdings II, LLC (“Windstream”) and Uniti Group, Inc. (“Uniti”), pursuant to the Agreement and Plan of Merger, dated as of May 3, 2024, by and between Windstream and Uniti, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the “Merger Agreement”).

The information required by Item 101 of Regulation S-K is included in the Windstream Prospectus, under the caption “Information about Windstream”, and is incorporated by reference herein.

Item 1A. Risk Factors.

The information required by Item 105 of Regulation S-K is included in the Windstream Prospectus, under the caption “Risk Factors”, and is incorporated by reference herein.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

For information about risks from cybersecurity threats, see the Windstream Prospectus, under the caption “Risk Factors—Risks Related to the Merger—Cybersecurity incidents could have a material adverse effect on New Uniti’s business, results of operations and financial condition.”

The information required by Item 106 of Regulation S-K is included throughout the Prospectus and is incorporated by reference herein.

Item 2. Properties.

Our principal executive office is located in Little Rock, Arkansas.

Item 3. Legal Proceedings.

The information required by Item 103 of Regulation S-K is included in the Prospectus, under the caption “Information about Windstream—Legal Proceedings”, and is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Parent’s common stock is not currently publicly traded either on a stock exchange or in the over-the-counter market and is not expected to be publicly traded until following the consummation of the Merger. As of March 24, 2025, there was one holder of Parent’s common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed on April 19, 2024 for the purpose of completing the Merger, pursuant to the Merger Agreement. Following the Merger, the successor to Windstream (following an internal reorganization) and Uniti will be our wholly owned subsidiaries.

The Merger is subject to customary closing conditions, including, among others, approval by Uniti’s stockholders at a shareholder meeting scheduled to be held on April 2, 2025, and receipt of required regulatory approvals, including the receipt of approval from the Federal Communications Commission, and receipt of approvals from eighteen state public utility commissions, of which sixteen have been received. Windstream currently expects the Merger to close in mid-2025.

Results of Operations

The Company has not conducted or engaged in any activities or transactions to date other than those incident to the Company’s formation and the matters contemplated by the Merger.

Liquidity and Capital Resources

The Company has not conducted or engaged in any operating, investing or financing activities or transactions involving the receipt or disbursement of cash. The Company does not expect to have any cash requirements prior to consummation of the Merger. All merger-related operating expenses will be incurred and directly funded by Windstream, and accordingly, such expenses will not be recorded within the Company’s financial statements.

Contractual Obligations

The Company has no long-term debt, capital lease obligations, purchase obligations or other long-term liabilities.

Off-balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

Critical Accounting Policies and Estimates

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. Because we have not conducted or engaged in any activities or transactions to date other than those incident to the Company’s formation, there were no critical accounting estimates used in the preparation of the consolidated balance sheet as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

WINDSTREAM PARENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Windstream Parent, Inc.

Opinion on the Financial Statement – Balance Sheet

We have audited the accompanying balance sheet of Windstream Parent, Inc. (the “Company”) as of December 31, 2024, including the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of this financial statement in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statement and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 24, 2025

We have served as the Company’s auditor since 2024.

WINDSTREAM PARENT, INC.

BALANCE SHEET

December 31, 2024

Assets:
Total Assets	$—

Commitments and Contingencies (See Note 1)
Shareholder Equity:
Shares subscription receivable from New Windstream LLC	(1)
Common shares, $.01 par value, 100 shares authorized, issued and outstanding	1
Total Shareholder Equity	$—

See accompanying notes to the balance sheet.

1. Description of Business:

Windstream Parent, Inc. (the “Company”), a Delaware corporation, is an indirect wholly owned subsidiary of Windstream Holdings II, LLC (“Windstream”). Windstream is a privately held Delaware limited liability company with no publicly registered debt or equity securities. The Company was formed on April 19, 2024 for the purpose of completing the merger of Windstream and Uniti Group, Inc. (“Uniti”), pursuant to the Agreement and Plan of Merger, dated as of May 3, 2024, by and between Windstream and Uniti (the “Merger Agreement”). Prior to closing of the merger, Windstream will undergo an internal reorganization and will (a) merge with and into a newly formed Delaware limited liability company (“New Windstream LLC”), with New Windstream LLC as the surviving entity of such merger and (b) the Company becoming the ultimate parent company of New Windstream LLC (as successor to Windstream) and changing its name to New Uniti. Following the pre-closing Windstream reorganization, an entity formed as part of the pre-closing Windstream reorganization and an indirect wholly owned subsidiary of New Uniti identified as “Merger Sub” in the Merger Agreement will merge with and into Uniti (the “Merger”), with Uniti surviving the Merger as an indirect wholly owned subsidiary of New Uniti, such that both New Windstream Holdings II (as successor to Windstream) and Uniti will be indirect wholly owned subsidiaries of New Uniti.

2. Significant Accounting Policies:

Basis of Presentation

The balance sheet is presented in accordance with U.S. generally accepted accounting principles. Separate statements of income, comprehensive income, changes in shareholder’s equity, and cash flows have not been presented because the Company has not engaged in any activities except in connection with its formation.

The Company’s fiscal year end is December 31.

The balance sheet has been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

3. Commitments and Contingencies:

As of December 31, 2024, the Company has no commitments and contingencies.

4. Shareholder’s Equity:

On April 19, 2024, the Company was authorized to issue 100 common shares with $.01 par value. The common shares were issued to New Windstream LLC for $1 payable to the Company. As of December 31, 2024, 100 common shares are outstanding and the $1 receivable from New Windstream LLC has been accounted for as contra-equity on the balance sheet.

5. Subsequent Events:

The Company has evaluated subsequent events through the date the balance sheet was issued. The Company concluded that there were no subsequent events that require adjustment to the balance sheet or disclosure in the notes to the balance sheet.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Set forth below are the names of the individuals currently serving on the Board of Directors of Parent, and key management. Their respective ages are as of March 24, 2025. In accordance with our bylaws, our directors are elected annually by our stockholders. Each executive officer serves at the pleasure of the Board of Directors.

The composition of the board of directors and of management of New Uniti (as defined in the Windstream Prospectus) is expected to be different following the consummation of the Merger. See the Windstream Prospectus for more information regarding the board of directors and management of New Uniti following the Merger.

Name	Age	Position
Paul Sunu	69	President, Chief Executive Officer and Director
Drew Smith	39	Chief Financial Officer and Treasurer
Kristi Moody	54	Executive Vice President, General Counsel, Chief Compliance Officer and Director

Paul Sunu is President, Chief Executive Officer and Director of Parent. He has more than 27 years of telecommunication industry experience, with a focus on rural telecommunications. Mr. Sunu previously served as Chief Executive Officer of FairPoint Communications, where he helped improve service quality and develop an 18,000-mile fiber network to serve over 300 health care facilities and 1,600 fiber-to-the-tower connections before the company’s merger with Consolidated Communications in 2017. Prior to FairPoint, he was the Chief Financial Officer of Hargray Communications and Hawaiian Telcom. Mr. Sunu was co-founder and Chief Financial Officer of Madison River Communications before its merger with CenturyLink (now Lumen). Mr. Sunu has served on numerous boards, including as Chairman and Vice Chairman of Electric Lightwave. He holds a Juris Doctor from the University of Illinois College of Law and a Bachelor of Arts in Public Administration and Accounting from the University of Illinois. Mr. Sunu has held several professional certifications and licenses during his career, including as a member of the Bar and as a certified public accountant, both in the State of Illinois.

Drew Smith is Chief Financial Officer and Treasurer for Parent. Mr. Smith is responsible for overseeing Windstream’s accounting, finance, capital planning, tax, procurement, audit, investor relations and treasury teams. Mr. Smith has held numerous leadership roles within Windstream since joining in 2008. He most recently served as executive vice president of financial planning and treasurer for Windstream where he oversaw financial forecasting and planning, treasury and capital market functions and debt management as well as business development for the company. Prior to this, Mr. Smith served as president of consumer and small and medium-sized business services. He also has held senior leadership roles in access management, carrier relations and service delivery. Mr. Smith holds a bachelor’s degree in business administration from the University of Central Arkansas. He is a Certified Public Accountant (inactive).

Kristi Moody is Executive Vice President, General Counsel, Chief Compliance Officer and Director for Parent. Ms. Moody oversees the company’s legal affairs, including strategic initiatives, contracts and contingencies, risk management, government affairs, regulatory and ethics compliance, and corporate governance matters. She is currently the executive sponsor of Windstream’s employee resource group, Women of Windstream. Ms. Moody joined Windstream in 2006 as senior litigation counsel. She was named vice president of law in 2012 and deputy general counsel in 2013 and served as Windstream’s corporate secretary until May 2023. Prior to joining Windstream, Ms. Moody was in private practice for 11 years at Wright, Lindsey & Jennings LLP. She has a juris doctorate from the William H. Bowen School of Law at the University of Arkansas at Little Rock and a Bachelor of Arts in political science from Louisiana Tech University.

Code of Ethics

We do not currently have a code of ethics. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting a code of ethics.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an “audit committee financial expert” as such term is defined in Regulation S-K. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of forming a formal audit committee and designating an “audit committee financial expert”.

Insider Trading Policies and Procedures

We have not adopted insider trading policies and procedures. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting insider trading policies and procedures as we continue to develop.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is included in the Prospectus, under the caption “Executive Compensation”, and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the issued and outstanding shares of Parent’s common stock are owned by New Windstream, LLC. None of our officers or directors beneficially own shares of Parent’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

There were no audit fees incurred on behalf of the Company related to the audit of the Company’s balance sheet as of December 31, 2024. All audit-related operating expenses will be incurred and directly funded by Windstream, and accordingly, such expenses will not be recorded within the Company’s financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements (see Item 8).
(a)(2)	Financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(a)(3)	Exhibits.

Index to Exhibits
3.1	Certificate of Incorporation of Parent (incorporated by reference to Exhibit 3.1 of Parent’s registration statement on Form S-4 (File No. 333-281068))
3.2	Bylaws of Parent (incorporated by reference to Exhibit 3.2 of Parent’s registration statement on Form S-4 (File No. 333-281068))
*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2025

WINDSTREAM PARENT, INC.

By:	/s/ Paul H. Sunu
Name: Paul H. Sunu
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul H. Sunu	President, Chief Executive Officer and Director	March 24, 2025
Paul H. Sunu	(Principal Executive Officer)

/s/ Drew Smith	Chief Financial Officer and Treasurer	March 24, 2025
Drew Smith	(Principal Financial Officer)

/s/ John Eichler	Senior Vice President — Controller	March 24, 2025
John Eichler	(Principal Accounting Officer)

/s/ Kristi M. Moody	Director	March 24, 2025
Kristi M. Moody

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.