Form 10-Q
period 2025-03-31
Windstream Parent, Inc.
filed 2025-05-09
CIK 2020795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number: 333-281068

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

Cautionary Note Regarding Forward-Looking Statements

Statements included in or incorporated by reference into this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the rules, regulations and releases of the Securities and Exchange Commission (the “SEC”). These forward-looking statements are subject to risks and uncertainties, and actual results might differ materially from those discussed in, or implied by, the forward-looking statements. Forward-looking statements are based on the current beliefs and expectations of the managements of Uniti and Windstream and are subject to significant risks and uncertainties outside of their control. Words such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “aims,” “potential,” “will,” “would,” “could,” “considered,” “likely,” “estimate” and variations of these words and similar future or conditional expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Capitalized terms used but not defined herein have the meanings ascribed to such terms in Windstream Parent, Inc.’s prospectus filed pursuant to Rule 424(b)(3) relating to the Merger (as defined therein), as filed with the SEC on February 12, 2025 (the “Windstream Prospectus”).

By their nature, forward-looking statements involve risk and uncertainty because they relate to events and depend on future circumstances that may or may not occur. Actual results may differ materially from the current beliefs and expectations of the management of Uniti and Windstream depending on a number of factors affecting their businesses and risks associated with the successful execution of the Merger and the integration and performance of New Uniti following the Merger. In evaluating these forward-looking statements, you should carefully consider the risks described in other reports that New Uniti and Uniti file with the SEC. Factors which could have a material adverse effect on operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to: the Exchange Ratio being based on pre-determined ownership percentages meaning that it will not be adjusted if there is a decrease in Windstream’s value prior to the Merger, and therefore Uniti stockholders cannot be sure of the value of the consideration they will receive in the Merger, if completed; the Exchange Ratio being dependent upon the amount of then outstanding Uniti Common Stock and Windstream units at the Closing, which means that the Exchange Ratio will not be determined until immediately prior to the Closing; the Merger being subject to conditions, including conditions that may not be satisfied or waived on a timely basis or at all, and which if delayed or not satisfied may prevent, delay or jeopardize the Closing, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Merger; the termination of the Merger Agreement, which could negatively impact Uniti and Windstream and, in certain circumstances, could require Uniti to pay certain termination fees or expense reimbursement to Windstream; the uncertainty that Uniti will be able to obtain sufficient cash to pay the Closing Cash Payment for the Merger in a timely manner or at all; stockholder litigation, which could prevent or delay the Closing or otherwise negatively impact each of Uniti’s and Windstream’s businesses and operations; the significant transaction costs that Uniti and Windstream will incur in connection with the Merger; the possibility that the Merger may distract Uniti’s and Windstream’s respective management teams from their other responsibilities and the Merger Agreement may limit each of Uniti’s ability and Windstream’s ability to pursue new opportunities; the possibility that the Merger, including uncertainty regarding the Merger, may cause third parties to delay or defer decisions concerning Uniti and Windstream and could adversely affect Uniti’s and Windstream’s ability to effectively manage their respective businesses; business uncertainties while the Merger is pending, which may negatively impact Uniti’s ability and Windstream’s ability to attract and retain personnel; the unaudited pro forma condensed combined financial information in the Windstream Prospectus which are presented for illustrative purposes only and may not be reflective of New Uniti’s operating results or financial condition following the Closing; our stock price, which may fluctuate significantly; insider control over New Uniti that could limit your ability to influence the outcome of key transactions, including a change of control; certain provisions of Delaware law and our certificate of incorporation and bylaws that may deter third parties from acquiring us; the fact that we do not anticipate paying any cash dividends in the foreseeable future; competition and overbuilding in consumer service areas and competition in business markets, which could reduce market share and adversely affect New Uniti’s results of operations and financial condition; risks related to pro forma consolidated indebtedness, which could materially and adversely affect New Uniti’s financial position, including reducing funds available for other business purposes and reducing our operational flexibility; the possibility that our reliance on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, and further, cybersecurity incidents could have a material adverse effect on our business, our results of operations and financial condition; rapid changes in technology, which could affect our ability to compete; the possibility that continuous increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers; risks related to New Uniti’s operations, which will require sufficient access to liquidity to fund cash needs; if funds are not available when needed, this could affect service to customers and growth opportunities and have a material adverse impact on the business and financial position; risks related to the potential of New Uniti being prohibited from participating in government programs, which could cause results of operations to be materially and adversely affected; risks related to New Uniti being subject to various forms of regulation from the FCC and state regulatory commissions, which limit pricing flexibility for regulated voice and high-speed Internet products, subject New Uniti to service quality, service reporting and other obligations and expose New Uniti to the reduction of revenue from changes to, or elimination of, USF, especially in light of the pending case before the U.S. Supreme Court addressing USF, the inter-carrier compensation system, or access to interconnection with competitors’ facilities; risks related to the possible impact of tariffs, including trade tariffs, and trade disputes; risks related to New Uniti’s business being subject to other government regulations and changes in current or future laws, regulations, rules, federal executive orders or state or federal mandates could impact its ability to operate in the manner currently contemplated, including but not limited to changes in the federal BEAD program supporting broadband buildout to unserved and underserved areas; and additional factors discussed in the Windstream Prospectus and in Part I, Item 1A “Risk Factors” of Uniti’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as those described in Windstream’s and Uniti’s subsequent filings with the SEC. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, Uniti, Windstream and New Uniti expressly disclaim any obligation to update or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. Financial Statements.

WINDSTREAM PARENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page No.

Unaudited Financial Statements:
Balance Sheets	5
Notes to Balance Sheets	6

WINDSTREAM PARENT, INC.

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets:
Total Assets	$—	$—

Commitments and Contingencies (See Note 1)
Shareholder Equity:
Shares subscription receivable from New Windstream LLC	(1)	(1)
Common shares, $.01 par value, 100 shares authorized, issued and outstanding	1	1
Total Shareholder Equity	$—	$—

See accompanying notes to the unaudited balance sheets.

1. Description of Business:

Windstream Parent, Inc. (the “Company,” “New Uniti,” “we,” “us” or “our”), a Delaware corporation, is a direct wholly owned subsidiary of New Windstream, LLC (“New Windstream”). New Windstream is a privately held Delaware limited liability company with no publicly registered debt or equity securities. The Company was formed on April 19, 2024 for the purpose of completing the merger (the “Merger”) of a subsidiary of the Company and Uniti Group, Inc. (“Uniti”), pursuant to the Agreement and Plan of Merger, dated as of May 3, 2024, by and between Windstream Holdings II, LLC (“Windstream”) and Uniti (the “Merger Agreement”). On April 23, 2025, in anticipation of Closing, Windstream completed an internal reorganization, with Windstream merging with and into a newly formed Delaware limited liability company, New Windstream Holdings II, LLC (“New Windstream Holdings II”), with New Windstream Holdings II as the surviving entity of such merger and an indirect subsidiary of New Windstream. At Closing, an entity to be formed prior to Closing and an indirect wholly owned subsidiary of New Uniti identified as “Merger Sub” in the Merger Agreement will merge with and into Uniti, with Uniti surviving the Merger as an indirect wholly owned subsidiary of New Uniti, such that both New Windstream Holdings II (as successor to Windstream) and Uniti will be indirect wholly owned subsidiaries of New Uniti.

2. Basis of Presentation:

The accompanying balance sheets are presented in accordance with U.S. generally accepted accounting principles. Separate statements of income, comprehensive income, changes in shareholder’s equity, and cash flows have not been presented because the Company has not engaged in any activities except in connection with its formation.

The accompanying balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of the Company’s financial condition as of March 31, 2025 have been made in the preparation of the accompanying unaudited balance sheet.

3. Commitments and Contingencies:

As of March 31, 2025 and December 31, 2024, the Company had no commitments and contingencies.

4. Shareholder’s Equity:

On April 19, 2024, the Company was authorized to issue 100 common shares with $.01 par value. The common shares were issued to New Windstream for $1 payable to the Company. As of March 31, 2025 and December 31, 2024, 100 common shares are outstanding and the $1 receivable from New Windstream has been accounted for as contra-equity on the balance sheets.

5. Subsequent Events:

The Company has evaluated subsequent events through the date the balance sheets were issued on May 9, 2025. The Company concluded that there were no subsequent events, other than what has been disclosed in the notes above, that require adjustment to the balance sheets or disclosure in the notes to the balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed on April 19, 2024 for the purpose of completing the merger of Windstream and Uniti (the “Merger”), pursuant to the Agreement and Plan of Merger, dated as of May 3, 2024, by and between Windstream and Uniti. Following the Merger, the successor to Windstream (New Windstream Holdings II) and Uniti will be our wholly owned subsidiaries.

The Merger is subject to customary closing conditions, including, among others, approval by Uniti’s stockholders, which occurred at a shareholder meeting on April 2, 2025, and receipt of required regulatory approvals, all of which have been received except receipt of approval from the Federal Communications Commission and receipt of approvals from two state public utility commissions. Windstream currently expects the Merger to close in mid-2025.

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

Critical Accounting Policies and Estimates

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Because we have not conducted or engaged in any activities or transactions to date other than those incidental to the Company’s formation, there were no critical accounting estimates used in the preparation of the accompanying balance sheets as of March 31, 2025 and December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings described in Part I “Item 3. Legal Proceedings” in Parent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC.

Item 1A. Risk Factors.

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in Parent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in Parent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC.

Item 6. Exhibits.

Index to Exhibits
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
*101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WINDSTREAM PARENT, INC.

Date: May 9, 2025	By:	/s/ Paul H. Sunu
Name: Paul H. Sunu
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Drew Smith
Name: Drew Smith
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)