Form 10-Q
period 2025-06-30
Windstream Parent, Inc.
filed 2025-07-31
CIK 2020795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

PART I

Item 1. Financial Statements.

WINDSTREAM PARENT, INC.

INDEX TO FINANCIAL STATEMENTS

Page No.

Unaudited Financial Statements:
Balance Sheets	5
Notes to Balance Sheets	6

WINDSTREAM PARENT, INC.

BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets:
Total Assets	$—	$—

Commitments and Contingencies (See Note 1)
Shareholder Equity:
Shares subscription receivable from New Windstream LLC	(1)	(1)
Common shares, $.01 par value, 100 shares authorized, issued and outstanding	1	1
Total Shareholder Equity	$—	$—

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

The accompanying balance sheet as of December 31, 2024 was derived from the audited balance sheet as of that date. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of the Company’s financial condition as of June 30, 2025 have been made in the preparation of the accompanying unaudited balance sheet.

3. Commitments and Contingencies:

As of June 30, 2025 and December 31, 2024, the Company had no commitments and contingencies.

4. Shareholder’s Equity:

On April 19, 2024, the Company was authorized to issue 100 common shares with $.01 par value. The common shares were issued to New Windstream for $1 payable to the Company. As of June 30, 2025 and December 31, 2024, 100 common shares are outstanding and the $1 receivable from New Windstream has been accounted for as contra-equity on the balance sheets.

5. Subsequent Events:

The Company has evaluated subsequent events through the date the balance sheets were issued on July 31, 2025. The Company concluded that there were no subsequent events that require adjustment to the balance sheets or disclosure in the notes to the balance sheets.

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

The Merger is subject to customary closing conditions and Windstream expects the Merger to close on August 1, 2025.

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

Critical Accounting Policies and Estimates

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Because we have not conducted or engaged in any activities or transactions to date other than those incidental to the Company’s formation, there were no critical accounting estimates used in the preparation of the accompanying balance sheets as of June 30, 2025 and December 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

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
*101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WINDSTREAM PARENT, INC.

Date: July 31, 2025	By:	/s/ Paul H. Sunu
Name: Paul H. Sunu
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Drew Smith
Name: Drew Smith
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)