Form 10-Q
period 2025-09-30
Uniti Group Inc.
filed 2025-11-07
CIK 2020795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-42779
_______________________________________________________________
Uniti Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	85-2262564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Riverfront Drive, Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)
(501) 850-0820
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UNIT	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 239,036,325 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and future liquidity needs and access to capital; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; our expectations regarding the amortization of intangible assets; and our expectations regarding the payment of dividends.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•unanticipated difficulties or expenditures relating to the Merger (as defined herein);

•the risk that we fail to fully realize the potential benefits, expected synergies, efficiencies and cost savings from the Merger (as defined herein) within the expected time period (if at all);

•our ability to generate sufficient cash flows to service our outstanding indebtedness and the covenants in our debt agreements, which could reduce funds available for business purposes and limit our operational flexibility;

•our ability to access debt and equity capital markets;

•competition and overbuilding in consumer service areas and general competition in business markets;

•continued loss of consumer households served and consumer high-speed internet customers;

•adverse impacts of inflation, higher interest rates, tariffs, trade restrictions, trade wars, federal government shutdown and the potential for economic slowdown on our employees, our business, the business of our customers and other business partners and the global financial markets;

•risks related to various forms of regulation from the Federal Communications Commission, state regulatory commissions and other government entities and effects of unfavorable legal proceedings, government investigations, and complex and changing laws;

•changes in the U.S. tax law and other federal, state or local laws;

•our ability to retain our key management personnel;

•rapid changes in technology, which could affect our ability to compete;

•information technology system failures, network disruptions, and failure to protect, loss of, or unauthorized access to, or release of data;

•the possibility that we may experience equipment failures, network damages, natural disasters, cyber-attacks or terrorist attacks for which our insurance may not provide adequate coverage;

•the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;

•other risks inherent in the communications industry and in the ownership of network systems, including potential liability relating to environmental matters; and

•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Uniti Group Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2025	2024	2025	2024
Revenues and sales:
Service revenues	$695.3	$287.5	$1,282.0	$861.1
Sales revenues	27.3	4.7	35.3	12.5
Total revenues and sales	722.6	292.2	1,317.3	873.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	261.4	32.8	323.7	98.5
Cost of sales (exclusive of depreciation and amortization included below)	22.6	1.7	27.4	8.2
Selling, general and administrative	121.2	26.7	177.4	80.5
Depreciation and amortization	202.3	79.3	361.7	234.9
Gain on sale of operating assets	—	—	—	(19.0)
Transaction related and other costs	157.7	14.4	179.0	31.1
Total costs and expenses	765.2	154.9	1,069.2	434.2
Operating (loss) income	(42.6)	137.3	248.1	439.4
Other (expense) income, net	(0.2)	—	(1.3)	0.3
Gain on settlement of preexisting relationships	1,685.4	—	1,685.4	—
Interest expense, net	(168.2)	(131.0)	(467.0)	(381.7)
Income before income taxes	1,474.4	6.3	1,465.2	58.0
Income tax benefit	134.5	5.9	145.2	13.8
Net income	1,608.9	12.2	1,610.4	71.8
Participating securities’ share in earnings	(35.4)	(0.3)	(41.3)	(1.5)
Dividends declared on preferred stock	(9.9)	—	(9.9)	—
Net income attributable to common shareholders	$1,563.6	$11.9	$1,559.2	$70.3
Earnings per common share:
Basic	$7.26	$0.08	$9.29	$0.49
Diluted	$4.92	$0.08	$7.21	$0.49

Weighted-average number of common shares outstanding:
Basic	215.2	143.2	167.8	143.0
Diluted	320.9	143.2	220.0	143.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Net income	$1,608.9	$12.2	$1,610.4	$71.8
Other comprehensive income (loss):
Interest rate cap:
Unrealized loss in the period	—	(0.8)	—	(0.6)
Reclassification of realized interest	0.2	(0.1)	0.6	(0.2)
Change in interest rate cap	0.2	(0.9)	0.6	(0.8)
Interest rate swap:
Unrealized loss in the period	(1.4)	—	(1.4)	—
Net realized gain reclassified into interest expense	(0.3)	—	(0.3)	—
	(1.7)	—	(1.7)	—
Income tax benefit	0.4	—	0.4	—
Change in interest rate swap	(1.3)	—	(1.3)	—
Other comprehensive loss	(1.1)	(0.9)	(0.7)	(0.8)
Comprehensive income	$1,607.8	$11.3	$1,609.7	$71.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Millions, except par value)	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$158.0	$155.6
Restricted cash	73.9	28.2
Accounts receivable, net	345.3	51.5
Prepaid expenses	104.0	16.2
Other current assets	193.0	18.1
Total current assets	874.2	269.6
Goodwill	1,164.3	157.4
Intangible assets, net	1,352.4	275.4
Property, plant and equipment, net	8,059.4	4,209.7
Operating lease right-of-use assets, net	541.4	126.8
Deferred income tax assets, net	—	128.0
Other assets	87.5	115.2
Total assets	$12,079.2	$5,282.1
Liabilities and shareholders' equity (deficit):
Current liabilities:
Accounts payable	$161.9	$13.6
Deferred revenue	185.2	84.5
Current portion of operating lease obligations	124.3	12.7
Accrued taxes	66.3	7.1
Accrued interest	161.5	143.9
Other current liabilities	371.1	118.9
Total current liabilities	1,070.3	380.7
Notes and other debt, net	9,285.1	5,783.6
Noncurrent operating lease obligations	381.3	67.8
Noncurrent deferred revenue	379.4	1,316.5
Deferred income taxes, net	13.7	—
Other liabilities	268.6	185.4
Total liabilities	11,398.4	7,734.0
Commitments and contingencies (Note 14)
Shareholders' equity (deficit):
New Uniti Preferred Stock, $0.0001 par value, 0.6 million shares issued and outstanding at September 30, 2025	—	—
Old Uniti Preferred stock, $0.0001 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 234.0 million shares issued and outstanding at September 30, 2025 and 500.0 million shares authorized, 143.2 million shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	2,768.6	1,236.0
Accumulated other comprehensive loss	(1.3)	(0.6)
Distributions in excess of accumulated earnings	(2,086.6)	(3,687.8)
Total Uniti shareholders' equity (deficit)	680.7	(2,452.4)
Noncontrolling interests	0.1	0.5
Total shareholders' equity (deficit)	680.8	(2,451.9)
Total liabilities and shareholders' equity (deficit)	$12,079.2	$5,282.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2025	2024
Cash flows from operating activities:
Net income	$1,610.4	$71.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361.7	234.9
Amortization of deferred financing costs, debt discount and premium	13.9	16.8
Loss on extinguishment of debt	40.5	—
Deferred income taxes	(152.3)	(14.9)
Straight-line revenues and amortization of below-market lease intangibles	(14.0)	(24.4)
Stock-based compensation	17.4	10.1
Gain on sale of operating assets	—	(19.0)
Gain on settlement of preexisting relationships	(1,685.4)	—
Provision for estimated credit losses	6.3	1.2
Other, net	14.1	4.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16.2	(6.4)
Prepaid expenses	23.0	(1.2)
Other current assets	(13.3)	0.9
Other assets	(5.0)	(0.5)
Accounts payable	28.7	3.0
Accrued interest	(43.1)	(77.1)
Accrued taxes	16.6	8.6
Deferred revenue	31.4	4.6
Other current liabilities	1.5	5.7
Other liabilities	(3.3)	(1.3)
Noncurrent deferred revenue	(44.1)	(36.1)
Operating lease assets and lease obligations	5.7	—
Other, net	2.9	—
Net cash provided from operating activities	229.8	181.1
Cash flows from investing activities:
Capital expenditures	(461.2)	(327.8)
Merger cash consideration paid, net of cash acquired	(229.5)	—
Capital expenditures funded by government grants	(8.3)	—
Grant funds received for broadband expansion	2.1	—
Proceeds from sale of equipment	3.6	0.6
Proceeds from sale of IPv4 addresses	3.1	—
Proceeds from sale of operating assets	—	40.0
Proceeds from sale of unconsolidated entity	—	40.0
Net cash used in investing activities	(690.2)	(247.2)
Cash flows from financing activities:
Proceeds from issuance of debt	1,728.0	714.0
Repayments of debt	(1,063.0)	(455.9)
Dividends paid	—	(108.5)
Payments of settlement obligation	(73.5)	(73.5)
Payments for financing costs	(77.4)	(15.8)
Other, net	(5.6)	(3.1)
Net cash provided from financing activities	508.5	57.2
Net increase (decrease) in cash, restricted cash and cash equivalents	48.1	(8.9)
Cash, restricted cash and cash equivalents at beginning of period	183.8	62.3
Cash, restricted cash and cash equivalents at end of period	$231.9	$53.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended September 30, 2025
(Millions, except per share amounts)	New Uniti Preferred Stock		Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	—	$—	143.9	$—	$1,241.5	$(0.2)	$(3,685.6)	$0.2	$(2,444.1)
Net income	—	—	—	—	—	—	—	—	1,608.9	—	1,608.9
Other comprehensive loss	—	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Issuance of New Uniti Preferred Stock in the Merger	0.6	—	—	—	—	—	630.4	—	—	—	630.4
Issuance of New Uniti Common Stock in the Merger	—	—	—	—	90.1	—	733.7	—	—	—	733.7
Issuance of New Uniti Warrants in the Merger	—	—	—	—	—	—	142.7	—	—	—	142.7
Preferred stock dividend	—	—	—	—	—	—	9.9	—	(9.9)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	10.1	—	—	—	10.1
Other, net	—	—	—	—	—	—	0.3	—	—	(0.1)	0.2
Balance at September 30, 2025	0.6	$—	—	$—	234.0	$—	$2,768.6	$(1.3)	$(2,086.6)	$0.1	$680.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the nine months ended September 30, 2025
(Millions, except per share amounts)	New Uniti Preferred Stock		Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	143.2	$—	$1,236.0	$(0.6)	$(3,687.8)	$0.5	$(2,451.9)
Net income	—	—	—	—	—	—	—	—	1,610.4	—	1,610.4
Other comprehensive loss	—	—	—	—	—	—	—	(0.7)	—	—	(0.7)
Exchange of noncontrolling interest	—	—	—	—	—	—	0.2	—	—	(0.3)	(0.1)
Issuance of New Uniti Preferred Stock in the Merger	0.6	—	—	—	—	—	630.4	—	—	—	630.4
Issuance of New Uniti Common Stock in the Merger	—	—	—	—	90.1	—	733.7	—	—	—	733.7
Issuance of New Uniti Warrants in the Merger	—	—	—	—	—	—	142.7	—	—	—	142.7
Preferred stock dividend	—	—	—	—	—	—	9.9	—	(9.9)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	—	—	(2.3)	—	—	—	(2.3)
Stock-based compensation	—	—	—	—	0.6	—	17.4	—	—	—	17.4
Other, net	—	—	—	—	0.1	—	0.6	—	0.7	(0.1)	1.2
Balance at September 30, 2025	0.6	$—	—	$—	234.0	$—	$2,768.6	$(1.3)	$(2,086.6)	$0.1	$680.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended September 30, 2024
(Millions, except per share amounts)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	143.1	$—	$1,228.5	$0.1	$(3,722.0)	$1.0	$(2,492.4)
Net income	—	—	—	—	—	—	12.2	—	12.2
Other comprehensive loss	—	—	—	—	—	(0.9)	—	—	(0.9)
Performance award dividend	—	—	—	—	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	—	3.4	—	—	—	3.4
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.3	—	—	—	0.3
Balance at September 30, 2024	—	$—	143.2	$—	$1,232.2	$(0.8)	$(3,708.7)	$1.0	$(2,476.3)

	For the nine months ended September 30, 2024
(Millions, except per share amounts)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	142.6	$—	$1,221.8	$—	$(3,708.2)	$2.3	$(2,484.1)
Net income	—	—	—	—	—	—	71.8	—	71.8
Other comprehensive loss	—	—	—	—	—	(0.8)	—	—	(0.8)
Common stock dividends declared ($0.50 per share)	—	—	—	—	—	—	(72.3)	—	(72.3)
Exchange of noncontrolling interest	—	—	0.1	—	1.2	—	—	(1.3)	(0.1)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1.6)	—	—	—	(1.6)
Stock-based compensation	—	—	0.4	—	10.1	—	—	—	10.1
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.7	—	—	—	0.7
Balance at September 30, 2024	—	$—	143.2	$—	$1,232.2	$(0.8)	$(3,708.7)	$1.0	$(2,476.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Description of Business:

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.“ and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.1 million customers, including more than 500,000 residential fiber customers, with a network that includes 1.7 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 8 and 12 for additional information regarding the Company’s business segments.

Prior to the Merger, Uniti Group LLC (f/k/a Uniti Group Inc., “Old Uniti”) was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti managed its operations within two primary lines of business: Uniti Fiber and Uniti Leasing. Old Uniti operated through a customary “up-REIT” structure, pursuant to which it held substantially all of its assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that Old Uniti controlled as general partner. The up-REIT structure was intended to facilitate future acquisition opportunities by providing Old Uniti with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of August 1, 2025, Old Uniti was the sole general partner of the Operating Partnership and owned 100.0% of the partnership interests in the Operating Partnership.

Completion of Merger with Windstream – On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, Uniti Group Inc (f/k/a Windstream Parent, Inc. (“New Uniti”), and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc. and Old Uniti ceased to be a REIT, and the Company does not qualify to be a REIT. The common stock of the Company (“New Uniti Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding was automatically cancelled and retired and converted into the right to receive 0.6029 shares of New Uniti Common Stock par value $0.0001 per share pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger, Old Uniti’s and Windstream’s stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase New Uniti Common Stock referenced below.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of New Uniti Common Stock representing approximately 35.42% of the outstanding shares of New Uniti Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“New Uniti Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share (“New Uniti Warrants”), representing approximately 6.9% of the outstanding New Uniti Common Stock immediately following the closing of the Merger on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

The Merger was a taxable transaction for U.S. federal income tax purposes. In connection with the Merger, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a proposed post-closing restructuring, which was effected after the Merger. As a result of the post-closing restructuring, the Company obtained a step-up in the tax basis of certain assets of Old Uniti. See Notes 2 and 3 for additional information regarding the Merger.

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under the Company. As further discussed in Note 5, on August 4, 2025, the Company completed a post-closing reorganization, which combined Windstream’s and Old Uniti’s debt into a single silo capital structure.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies:

Basis of Presentation – The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries. All material intercompany balances and transactions have been eliminated. The Company also consolidates (“variable interest entities” or “VIEs”) in instances in which it is deemed to be the primary beneficiary. For periods prior to the Merger, the Operating Partnership was considered a VIE, because Old Uniti was deemed to be the primary beneficiary as it had both the power to direct the activities that, when taken together, most significantly impacted the Operating Partnership’s performance; and had the obligation to absorb losses and right to receive the returns from the Operating Partnership that would be significant to the Operating Partnership. After the Merger, the Company does not hold interests in any VIEs.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in Old Uniti’s Annual Report on Form 10-K filed with the SEC on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the “Annual Report”).

Accounting for the Merger – The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Old Uniti was determined to be the accounting acquirer based on the following factors: (1) Old Uniti’s existing stockholders held the majority voting interest (approximately 62%) in Uniti immediately following the consummation of the Merger; (2) Old Uniti’s existing five-member board of directors was appointed to and comprises the majority of the nine-member board of Uniti; (3) Uniti’s senior management is comprised of Old Uniti’s senior management, including President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Executive Vice President – General Counsel and Secretary; and (4) Old Uniti was the entity that transferred cash to effect the Merger. Because Old Uniti is treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the condensed consolidated financial statements reflect the combined results of Old Uniti and Windstream. See Note 3 for additional information related to the Merger.

As previously discussed in Note 1, each outstanding share of Old Uniti common stock was converted into the right to receive 0.6029 shares of New Uniti Common Stock pursuant to the exchange ratio set forth in the Merger Agreement. Historical share and per share data of Old Uniti has been retrospectively adjusted to reflect the exchange ratio for all periods presented.

Accounting Policy Changes – In connection with the Merger, effective August 1, 2025, the Company changed its historical method for depreciating certain property, plant and equipment Old Uniti had acquired from Windstream in the 2015 spin-off transaction from a group composite method to computing depreciation expense using the straight-line method over the estimated useful lives of the related assets. The change is considered preferable because the straight-line method more accurately reflects the pattern of usage and the expected benefits of such assets and provides greater consistency with the depreciation methods used by other companies in the telecommunications industry. This change in depreciation method represented a change in accounting estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with authoritative guidance. The effect of the change to the straight-line method for computing depreciation expense resulted in an increase of $7.1 million in depreciation expense, a $6.4 million decrease in net income, and decreases in basic and diluted earnings per share of $0.03 and $0.02 per share, respectively, for the three months ended September 30, 2025.

As a result of the Merger, Uniti adopted various accounting policies of Windstream related to certain acquired assets and assumed liabilities that were either not applicable or immaterial to the Company’s pre-merger consolidated financial position and results of operations. The significant accounting policies include allowance for credit losses, prepaid expenses, other current assets, indefinite-lived intangible assets, revenue recognition, government assistance, pension benefits, and intercarrier billing disputes. These significant accounting policies are further discussed below.

Reclassifications – For periods prior to the Merger, as a REIT, Old Uniti presented an unclassified balance sheet, and following the Merger, the Company has presented a classified balance sheet. Accordingly, the consolidated balance sheet as of December 31, 2024 has been reclassified to present current assets and current liabilities separate and apart from noncurrent assets and liabilities and to combine or further disaggregate certain balance sheet line items. The changes included (1) reclassifying to prepaid expenses $16.2 million and to other current assets $18.1 million, which were previously included in other assets; (2) reclassifying the previously reported straight-line revenue receivable of $108.9 million to other current assets for the current portion of $10.5 million and to other assets for the noncurrent portion of $98.4 million; (3) reclassifying to accounts payable $13.6 million and to accrued taxes $7.1 million, which were previously included within accounts payable, accrued expenses and other liabilities, net; (4) reclassifying to other current liabilities the previously reported settlement payable of $71.8 million, dividends payable of $0.6 million, current portion of finance lease obligations of $2.7 million, and $43.8 million previously included within accounts payable, accrued expenses and other liabilities, net; and (5) reclassifying to other noncurrent liabilities the previously reported intangibles liabilities, net of $145.7 million, noncurrent portion of finance lease obligations of $14.5 million and $25.2 million previously included within accounts payable, accrued expenses and other liabilities, net. These reclassifications had no effect on previously reported total assets, total liabilities and total shareholders’ deficit as of December 31, 2024.

In addition, the prior period condensed consolidated statements of income have been reclassified to present sales revenues separate and apart from service revenues, disaggregate operating expenses into cost of services and cost of sales and to present an operating income subtotal. These reclassifications did not impact previously reported net income or comprehensive income for the three and nine months ended September 30, 2024.

Finally, the prior period condensed consolidated statements of cash flows and condensed consolidated statements of shareholders’ deficit were reclassified to combine or further disaggregate certain financial statement line items. These reclassifications did not impact previously reported net cash provided from operating activities, net cash used in investing activities, net cash provided from financing activities or net decrease in cash, restricted cash and cash equivalents for the nine months ended September 30, 2024, nor change previously reported total shareholders’ deficit for the three and nine months ended September 30, 2024.

Restricted Cash and Cash Equivalents – Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 5) to maintain six months of interest on the Class A and Class B notes and three months of interest on the Class C notes and for other expenses. In addition, deposits held as security for indebtedness under Windstream’s corporate purchase card program are not available for use and have been presented as restricted cash as of September 30, 2025.

Lessor Arrangements – Certain service offerings to customers include equipment leases. The Company also leases its network facilities, including communications towers, ground space, and colocation space to other service providers and enters into arrangements with third parties to lease unused or underutilized portions of its network. These leases meet the criteria for operating lease classification. Operating lease income was $124.5 million and $597.0 million for the three and nine months ended September 30, 2025, respectively, as compared to $230.9 million and $688.4 million for the three and nine months ended September 30, 2024, respectively. Operating lease income is included in service revenues in the condensed consolidated statements of income.

Periodically, the Company enters into indefeasible right of use (“IRU”) arrangements that grant exclusive access to and unrestricted use of specific dark fiber assets and for which the terms of the arrangements are for a major part of the assets’ remaining economic life. These IRU arrangements meet the criteria for sales-type lease classification. During the three and nine months ended September 30, 2025, the Company recognized sales revenue of $13.6 million and $16.3 million, cost of sales of $7.8 million and $8.4 million and gross profit of $5.8 million and $7.9 million, respectively, related to IRU arrangements. During both the three and nine months ended September 30, 2024, the Company recognized sales revenue of $3.0 million, cost of sales of $0.1 million and gross profit of $2.9 million related to IRU arrangements.

Allowance for Credit Losses – Management estimates credit losses for trade receivables by aggregating similar customer types together to calculate expected default rates based on historical losses as a percentage of total aged receivables. These rates are then applied, on a monthly basis, to the outstanding balances staged by customer. In addition to continued evaluation of historical losses, forward-looking information and forecasts should be considered in determining credit loss estimates. Our current forecast methodology assesses historical trends to project future losses and is not forward-looking for potential economic factors that would change the credit loss model. Therefore, historical trends continue to be the most accurate expectation of future losses as the Company has defined rules around customers who can establish service. Our revenue and associated accounts receivable are based upon a recurring revenue structure whereby customers are billed in advance of service being provided over the ensuing 30 days and there is little month-to-month volatility in the composition of the customer base across all segments. Management is actively monitoring current economic conditions, including the impacts of inflation on our customers and their associated accounts receivable balances in order to adjust the allowance for credit losses accordingly. To date, no material risk has been identified; however, management will continue to monitor and make adjustments, as necessary.

Prepaid Expenses – Prepaid expenses primarily consist of prepaid services, rent, insurance, taxes, maintenance contracts, refundable deposits, and the current portion of deferred contract costs recorded in accounting for revenue from contracts with customers. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Other Current Assets – Other current assets primarily consist of receivables related to federal and state broadband grant programs (see “Government Assistance” below), contract assets recorded in accounting for revenue from contracts with customers (see Note 8), and inventories. Inventories include finished goods consisting of network and other equipment to be sold to customers and materials and supplies used for maintenance and repairs. Inventories are stated at the lower of cost or net realizable value. Cost is determined using either an average original cost or specific identification method of valuation.

Indefinite-Lived Intangible Assets – Indefinite-lived intangible assets consist of spectrum licenses that provide the exclusive right to utilize designated radio frequency spectrum to provide telecommunication services. The spectrum licenses were purchased in the 3.5, 24, 28, and 37 gigahertz (“GHz”) airwave auctions conducted by the Federal Communications Commission (“FCC”) in 2020 and 2019. The spectrum licenses have an initial term of 10 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum licenses. Management evaluates the useful life determination for the spectrum licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Government Assistance – The Company receives federal and state governmental assistance in the form of subsidies and grants for either the construction of long-lived assets used in providing broadband service or to help offset the high cost of providing service to rural markets. In absence of specific GAAP related to the accounting for government grants applicable to for-profit entities, the Company considered the application of other authoritative accounting guidance by analogy and concluded that International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate authoritative guidance for recording and classifying federal and state governmental assistance received by the Company.

Under IAS 20, the accounting for government grants should be based on the nature of the expenditures which the grant is intended to compensate for and should be recognized when there is reasonable assurance that the Company has met the requirements of the applicable program and there is reasonable assurance that the funding will be received. Grants that compensate the Company for the cost of acquiring or constructing long-lived assets are recognized as a reduction in the cost of the related assets. If the Company receives the grant funding upfront in advance of completing the related construction project, the Company establishes a liability for the portion of the grant funds received but not yet spent. The liability is then relieved on a pro rata basis as construction occurs, and capital expenditures are incurred. Conversely, if the Company incurs capital expenditures before receiving the grant funds, the Company records a receivable equal to the amount of capital expenditures incurred to be funded by the grant. Included in other current assets were $107.5 million as of September 30, 2025. There was no grant receivable outstanding as of December 31, 2024.

Revenue Recognition – As a result of the Merger and the newly acquired Windstream consumer, business and wholesale operations, the Company expanded its products and service offerings to include a variety of communication and connectivity services for consumer and business customers including other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services provided to large enterprises and government customers. These revenues are accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In addition to revenues earned from leasing arrangements, revenues that are not accounted for under ASC 606 now also include amounts earned from federal and state Universal Service Fund (“USF”) programs and other regulatory-related sources and activities.

A contract’s transaction price, considering discounts given for bundled purchases and promotional credits, is allocated to each distinct performance obligation, a promise in a contract to transfer a distinct good or service to the customer, and recognized as revenue when, or as, the performance obligation is satisfied. While the majority of our contracts have multiple performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the performance obligations are generally satisfied over the same period of time. When the method and timing of transfer and performance risk are the same, services are deemed to be highly interdependent. Highly interdependent, indistinct services are combined into a single performance obligation. Although each month of services promised is a separate performance obligation, the series of monthly service performance obligations promised over the course of the contract is deemed to be a single performance obligation for purposes of the allocation. Certain contracts include discounts and promotional credits given to customers. Discounts and promotional credits are included in the transaction price based on historical experience and anticipated performance.

For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. Identifying distinct performance obligations and determining the standalone selling price for each performance obligation within a contract with multiple performance obligations requires management judgment.

Performance obligations are satisfied over time as services are rendered or at a point in time depending on our evaluation of when the customer obtains control of the promised goods. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs when services are rendered or control of the communication products is transferred. Service revenues are recognized over the period that the corresponding services are rendered to customers.

Revenues that are billed in advance include monthly recurring network access and data services, special access and monthly recurring voice, internet and other related charges. Revenues derived from other telecommunications services, including interconnection, long-distance and enhanced services are recognized monthly as services are provided. Telecommunications network maintenance revenue from indefeasible rights to use fiber optic network facility arrangements are generally recognized over the term of the related contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

In determining whether installation is a separate performance obligation, management evaluates, among other factors, whether other performance obligations are highly dependent upon installation requiring significant integration or customization or whether a customer can benefit from the installation with other readily available resources. In circumstances where customers can benefit from the installation with other readily available resources, installation is a separate performance obligation. Installation revenue is recognized when the installation is complete. In circumstances where other telecommunication service performance obligations are highly dependent upon installation, installation is not a separate purchase obligation, and accordingly, the installation fees are included in the transaction price allocated to and recognized with other telecommunication service performance obligations.

Fees assessed to customers for service activation are considered a material right in a month-to-month contract. These service activation fees are deferred and recognized as service revenue on a straight-line basis over the estimated life of the customer. Determining the estimated life of the customer requires management judgment. The estimated life of customer relationships varies by customer type. Wholesale customer lives are estimated based on the average number of months each individual circuit is active. Business customer lives are based on average contract terms. Residential customer lives are estimated based on average customer tenure.

In determining whether to include in revenues and expenses, the taxes and surcharges assessed and collected from customers and remitted to government authorities, including USF charges, sales, use, value added and excise taxes, management evaluates, among other factors, whether the Company is the primary obligor or principal tax payer for the fees and taxes assessed in each jurisdiction in which it operates. In those jurisdictions for which the Company is the primary obligor, taxes and surcharges are recorded on a gross basis and included in revenues and costs of services and products. In jurisdictions in which the Company functions as a collection agent for the government authority, taxes are recorded on a net basis and the amounts excluded from revenues and costs of services and products.

Pension Benefits – Changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, are recognized as a component of net periodic pension expense in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic pension income, primarily benefits earned, interest cost and expected return on plan assets, are recognized ratably on a quarterly basis. See Notes 3 and 9 for additional information regarding actuarial assumptions, net periodic pension income, projected benefit obligation, plan assets, and future contributions.

Intercarrier Billing Disputes – The Company routinely disputes network access charges that are billed by other companies for access to their networks. The Company has accrued amounts that it believes are adequate related to ongoing billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. Due to the length of time historically required to resolve these disputes, these matters may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. Amounts recorded for billing disputes were not material as of September 30, 2025. There were no reserves for billing disputes recorded as of December 31, 2024. While management believes the reserves recorded for billing disputes are adequate, it is possible that future adjustments to these reserves could be recorded and such adjustments could be significant.

Gain on Sale of Operating Assets – The Company had previously acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease agreement. During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management (“MAM”) pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million. The Company completed the sale transaction on January 31, 2024, and recorded a $19.0 million pretax gain, which is included in our consolidated results of operations for the nine months ended September 30, 2024.

Exchanges of Noncontrolling Interests – The limited partnership interests in the Operating Partnership (commonly called “OP Units”), were exchangeable on a one-for-one basis for shares of common stock or, at our election, cash of equivalent value. During the first quarter of 2025, the Company exchanged all remaining 14,722 OP Units held by third parties for cash consideration of $0.1 million. During the nine months ended September 30, 2024, the Company exchanged 68,384 OP Units held by third parties, of which 53,662 OP Units were exchanged for an equal number of shares of common stock and 14,722 OP Units were purchased for cash consideration of $0.1 million.

Supplemental Cash Flow Information – Supplemental cash flow information for the periods presented was as follows:

	Nine Months Ended September 30,
(Millions)	2025	2024
Interest paid, net of interest capitalized	$455.8	$474.4
Income taxes paid, net of refunded	$2.1	$2.0
Right-of-use assets obtained in exchange for operating lease obligations	$40.2	$14.5
Change in accounts payable and other current liabilities for purchases of property and equipment	$17.7	$(1.4)
Tenant capital improvements	$298.8	$163.6

The noncash components of the total merger consideration are disclosed in Note 3.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard intends to improve transparency about income tax information primarily through changes to the tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 will require entities on an annual basis to disclose a tabular rate reconciliation using both percentages and dollar amounts that include specific categories of reconciling items and to provide additional information for reconciling items that meet a specified quantitative threshold. ASU 2023-09 also requires entities to disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions and for individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is January 1, 2025 for the Company, with early adoption permitted. The amendments in ASU 2023-09 are to be applied on a prospective basis, although retrospective application is permitted. The Company is currently in the process of evaluating the impacts of this guidance to the income tax disclosures included within its annual consolidated financial statements.

Credit Losses – In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Disaggregation of Expenses – In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220) - Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires public business entities to provide more detailed disclosure in the notes to the financial statements of certain categories of expenses, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization, that are components of existing captions presented on the face of the statement of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statement presentation and disclosures.

Internal Use Software – In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting tor Internal-Use Software (“ASU 2025-06”) that updates the accounting guidance for internal-use software costs by removing references to prescriptive and sequential development stages of a project and replacing them with new criteria used in determining when to start capitalizing software costs. Under the new guidance, capitalization begins when management authorizes and commits to funding the software project and it is probable the project will be completed, and the software will be used to perform the intended function. The new guidance also clarifies that capitalized internal-use software costs are subject to the property, plant, and equipment disclosure requirements. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual fiscal years, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Note 3. Merger and Purchase Price Allocation:

Merger Consideration

As previously discussed in Note 1, Old Uniti merged with Windstream on August 1, 2025. The total merger consideration of $2,376.6 million was calculated based on the fair value of the consideration transferred, which included the fair value of New Uniti Common Stock, New Uniti Preferred Stock and New Uniti Warrants issued, the Merger Cash Consideration, and the effective settlement of preexisting relationships. The calculation of merger consideration was as follows:

(Millions)
Fair value of New Uniti Common Stock issued in the Merger (a)	$733.7
Fair value of New Uniti Preferred Stock issued in the Merger (b)	630.4
Fair value of New Uniti Warrants issued in the Merger (c)	142.7
Merger Cash Consideration	370.7
Settlement of preexisting relationships (d)	499.1
Total merger consideration	$2,376.6

(a)The fair value of 90,133,152 shares of New Uniti Common Stock issued to Windstream equityholders was based on Old Uniti’s closing stock price on August 1, 2025 of $8.14.

(b)The fair value of 575,000 shares of New Uniti Preferred Stock issued to Windstream equityholders was determined using a Black-Derman-Toy lattice model incorporating the contractual terms of the New Uniti Preferred Stock, as well as the risk associated with the New Uniti Preferred Stock, which was accounted for through the risk free rate term structure and a credit risk adjusted spread of 4.5%.

(c)The fair value of 17,558,406 New Uniti Warrants issued to Windstream equityholders was based on the intrinsic value of each warrant of $8.13 computed as the difference between the accounting acquirer’s closing stock price on August 1, 2025 and the exercise price of the warrant, which was deemed to be a reasonable proxy of the fair value of the New Uniti Warrants.

(d)Represents the amount of total merger consideration attributable to the effective settlement of preexisting relationships as of August 1, 2025 between Old Uniti and Windstream, as further discussed below.

Settlement of Preexisting Relationships

Prior to completion of the Merger, Old Uniti and Windstream had several preexisting relationships primarily comprised of (i) two structurally similar long-term exclusive triple-net lease agreements (collectively, the “Windstream Leases”), which consisted of a master lease (the “ILEC MLA”) that governed assets owned by Old Uniti which were leased and used by Windstream's incumbent local exchange carrier (“ILEC”) operations and a master lease (the “CLEC MLA”) that governed assets owned by Old Uniti which were leased and used by Windstream's consumer competitive local exchange carrier (“CLEC”) operations, (ii) the asset purchase agreement, pursuant to which Old Uniti paid Windstream in exchange for exclusive rights to use certain fiber strand miles leased by Windstream, certain fiber assets (and underlying rights) owned by Windstream, dark fiber IRU arrangements relating to the fiber strand miles and fiber assets, and a 20-year IRU for certain strands included in the transferred fiber assets that Uniti granted to Windstream (the “Asset Purchase Agreement”), and (iii) various other leasing and supplier arrangements between Old Uniti and Windstream.

Upon consummation of the Merger, all historical preexisting relationships between Old Uniti and Windstream were considered effectively settled for accounting purposes and the related transactions and balances became intercompany transactions eliminated in the preparation of the Company’s post-Merger consolidated financial statements. To the extent the settled preexisting contractual arrangement was deemed favorable or unfavorable from the perspective of Old Uniti, the fair value of the off-market component was included in total merger consideration. As of the Merger date, the Windstream Leases were deemed to be above market from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $559.0 million based on the remaining contractual lease payments and current market rates. Conversely, the Asset Purchase Agreement was deemed to be unfavorable from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $(60.0) million based on the estimated remaining value of the upfront payment of the IRU contract. The other leasing and supplier agreements were determined to be at market, and therefore, were effectively settled at the historical carrying value, which had a $0.1 million impact on total merger consideration.

In connection with the settlement of the preexisting relationships, the Company recognized a pretax nonrecurring gain of $1,685.4 million during the third quarter of 2025. The gain reflected the de-recognition of the associated assets and liabilities recorded by Old Uniti related to the Windstream Leases and Asset Purchase Agreement as of the Merger date plus the portion of the total merger consideration assigned to the settlement of preexisting relationships discussed above. The derecognized liabilities consisted of deferred revenue of $1,166.8 million, intangible liabilities of $133.5 million, operating lease obligations of $11.4 million and accounts payable and other current liabilities totaling $3.6 million, and the derecognized assets consisted of accounts receivable and other current assets totaling $15.3 million, other assets, including the straight-line revenue receivable, of $88.2 million and operating lease right-of-use assets of $25.5 million.

Preliminary Purchase Price Allocation

The Merger was accounted for using the acquisition method of accounting, and accordingly, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream based on their estimated fair values as of the Merger date, with the excess amount recorded as goodwill.

The allocation of the purchase price is preliminary and subject to change based on the finalization of the third-party appraisals to support the valuation of property, plant and equipment, intangible assets including goodwill and the related income tax impacts. The determination of the fair value of assets and liabilities acquired, including property, plant and equipment, intangible assets and deferred taxes requires significant management judgment and the Company has not completed this analysis as of September 30, 2025. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities with the offset charged to goodwill.

The following table summarizes the preliminary allocation of the Merger consideration of the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream with the excess recorded as goodwill:

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$141.2
Accounts receivable	317.6
Prepaid expenses and other current assets	288.1
Property, plant and equipment (a)	3,545.7
Goodwill	1,006.9
Customer relationships (b)	750.0
IPv4 addresses (c)	165.6
Trade name (d)	115.0
Spectrum licenses (e)	78.9
Right of way (f)	38.1
Operating lease right-of-use assets (g)	431.9
Other assets	52.7
Total assets acquired	6,931.7
Fair value of liabilities assumed:
Current portion of operating lease obligations (g)	107.4
Accounts payable	124.7
Deferred revenue	132.1
Other current liabilities	419.9
Long-term debt (h)	2,841.2
Noncurrent operating lease obligations (g)	315.2
Deferred income taxes	294.5
Noncurrent deferred revenue	88.5
Pension obligation (i)	103.6
Other liabilities	128.0
Total liabilities assumed	4,555.1
Total merger consideration (j)	$2,376.6

(a)The fair value of the property, plant and equipment inclusive of internal use software was determined using the cost approach, which considers the cost to a market participant buyer to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence, including any functional, technological, and economic obsolescence if any. Property, plant and equipment is depreciated on a straight-line basis over an estimated useful life range from 2 to 20 years.

(b)Customer relationships were valued using an income approach, specifically a multi-period excess earnings approach. Customer relationships are amortized using the sum-of-years digits methodology over a weighted average life of 5 years.

(c)IPv4 addresses were valued using a market approach, based on observable recent auction prices and other relevant information generated by market transactions involving identical or comparable assets. IPv4 addresses are amortized on a straight-line basis over an estimated useful life of 17.5 years.

(d)The fair value for the “Kinetic” trade name was determined by applying the relief-from-royalty method, an income-based approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenues attributable to the trade name and discounted to present value using an appropriate discount rate. The economic useful life of 15 years was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period. The trade name is amortized on a straight-line basis over the estimated useful life.

(e)Spectrum licenses were acquired in highly competitive federal spectrum auctions, incorporating bids from market participant spectrum holders. Given limited subsequent auction data and the uncertainty of cash flows related to the use of the licenses, the price paid at the time of the auctions was considered the best evidence of fair value. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum, and therefore, the licenses are considered indefinite-lived intangible assets.

(f)The right-of-way fair value was assumed to be equal to book value given the recency of the agreement execution at market. The right-of-way is amortized on a straight-line basis over a remaining estimated useful life of 9.4 years.

(g)The operating lease right-of-use assets and liabilities were remeasured to reflect the present value of the remaining lease payments as of the Merger date using the combined company incremental borrowing rates ranging from 4.35% to 6.82% based on the length of the remaining lease term. The operating lease right-of-use assets also include a fair value adjustment of $1.0 million to account for the off-market component of the leases.

(h)The fair value of long-term debt was based on either observed market prices in an inactive market or based on current market interest rates applicable to the related debt instrument.

(i)The net pension benefit obligation was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.75% and a discount rate of 6%. In developing the expected long-term rate of return assumption, management considered the plan’s historical rate of return, as well as input from the Company’s investment advisors. Projected returns on pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 49% to equities, 32% to fixed income securities, and 19% to alternative investments. The discount rate selected was derived by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for the projected benefit payments. The values of the projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. Factoring in these actuarial assumptions, the net pension benefit obligation was $103.6 million as of August 1, 2025, consisting of projected benefit obligations of $545.2 million reduced by the fair value of plan assets of $441.6 million.

(j)See “Merger Consideration” above for more information regarding the components of total merger consideration. The New Uniti Preferred Stock and New Uniti Warrants issued in the Merger have been recognized as equity instruments.

The fair value of current assets, other assets, deferred revenue, current liabilities and other liabilities was based on carrying value, which was deemed a reasonable approximation of fair value. The preliminary fair values of certain assets acquired and liabilities assumed were determined with the assistance of a third-party valuation firm. Significant assumptions utilized in these approaches were based on Company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

The preliminary allocation of the purchase price resulted in an estimated net deferred tax liability. We expect to adjust this preliminary net deferred tax liability upon finalization of the third party-appraisals. Goodwill associated with this acquisition was largely due to synergies expected from combining operations as previously discussed in Note 1. Goodwill recognized in the Merger is not expected to be deductible for tax purposes. The Company allocated the goodwill recognized in the Merger to its reportable operating segments based on the relative fair value of the operating segments. See Note 4.

Transaction Related and Other Costs

Transaction related and other costs include acquisition pursuit, transaction and integration costs. Transaction related and other costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Professional services and fees (a)	$115.4	$12.4	$131.8	$27.4
Integration costs (b)	33.8	—	34.8	—
Other (c)	8.5	2.0	12.4	3.7
Total	$157.7	$14.4	$179.0	$31.1

(a)Consists of investment banking, legal, regulatory, accounting and other consulting and advisory services directly associated with the Merger.

(b)Includes direct costs incurred in integrating the acquired operations of Windstream, including consulting services, systems and data conversion, network optimization, contract termination fees, rebranding and marketing costs, transaction and retention bonuses, and severance and related employee benefit costs.

(c)Consists primarily of expenses incurred in connection with the offering of our asset-backed securities discussed in Notes 5 and 16.

Transaction related and other costs recorded within other current liabilities were $13.7 million in the Company’s condensed consolidated balance sheet at September 30, 2025.

Actual and Pro Forma Results of Operations

The results of Windstream’s operations are included in our consolidated results of operations beginning on August 1, 2025. For the three and nine months ended September 30, 2025, our consolidated results of operations include revenues and sales of $550.9 million and operating income of $104.4 million attributable to Windstream.

The following unaudited pro forma financial information presents the combined results of operations of Uniti for the three and nine months ended September 30, 2025 and 2024 as if the Merger occurred as of January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Total revenue and sales	$937.2	$999.7	$2,872.9	$3,098.4
Net (loss) income	$(101.8)	$(39.9)	$(172.2)	$1,653.3

The unaudited pro forma information includes adjustments for the settlement of preexisting relationships, amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, income tax expense for transaction structuring, and depreciation for property and equipment acquired. The unaudited pro forma information presented is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2024 or of the results of our future operations of the combined business.

Note 4. Goodwill and Intangible Assets and Liabilities:

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2025 are as follows:

(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure (a)	Total
Goodwill at December 31, 2024	$—	$—	$672.9	$672.9
Accumulated impairment charges as of December 31, 2024	—	—	(515.5)	(515.5)
Balance at December 31, 2024	—	—	157.4	157.4
Acquisition of Windstream	768.3	193.3	45.3	1,006.9
Goodwill at September 30, 2025	768.3	193.3	718.2	1,679.8
Accumulated impairment charges as of September 30, 2025	—	—	(515.5)	(515.5)
Balance at September 30, 2025	$768.3	$193.3	$202.7	$1,164.3

(a)Prior to the Merger, all goodwill related to the former Uniti Fiber segment. In connection with the Merger, the former Uniti Fiber and Uniti Leasing segments were combined with the CLEC portion of Windstream’s acquired wholesale business and renamed Fiber Infrastructure.

Indefinite-lived intangible assets were as follows on September 30, 2025:

(Millions)
FCC Spectrum licenses	$78.9

Windstream acquired wireless spectrum licenses in the 3.5, 24, 28 and 37 GHz bands in auctions conducted by the FCC during 2020 and 2019 for $78.9 million. The spectrum licenses have an initial term of 10.0 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum; and therefore, the licenses are considered indefinite-lived intangible assets. As of September 30, 2025, the weighted average remaining renewal period for the acquired spectrum licenses was 4.9 years.

Carrying value of finite-lived intangible assets and liabilities were as follows:

	September 30, 2025			December 31, 2024
(Millions)	Original Cost	Accumulated Amortization	Net Carrying Value	Original Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$750.0	$(41.9)	$708.1	$—	$—	$—
Customer lists	416.1	(191.4)	224.7	416.1	(174.3)	241.8
IPv4 addresses (a)	162.8	(1.6)	161.2	—	—	—
Trade name	115.0	(1.3)	113.7	—	—	—
Contracts	52.5	(32.8)	19.7	52.5	(27.9)	24.6
Rights of way	48.6	(2.5)	46.1	10.5	(1.5)	9.0
Total	$1,545.0	$(271.5)	$1,273.5	$479.1	$(203.7)	$275.4

Finite-lived intangible liabilities:
Below-market leases	$15.2	$(9.5)	$5.7	$191.2	(45.5)	145.7

(a)Subsequent to August 1, 2025, the Company sold certain unused IPv4 addresses with a net carrying value of $2.8 million and received cash proceeds of $3.1 million.

The amortization methodology and useful lives for finite-lived intangible assets and liabilities were as follows:

	Amortization Methodology	Estimated Useful Life
Intangible Assets:
Customer relationships	sum of years digits	5 years
Customer lists	straight-line	14-30 years
IPv4 addresses	straight-line	17.5 years
Trade name	straight-line	15 years
Contracts	straight-line	8 years
Rights of way	straight-line	9.4 - 30.0 years

Intangible Liabilities:
Below-market leases	straight-line	8-20 years

As of September 30, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 4.8 years for customer relationships, 12.7 years for customer lists, 17.3 years for IPv4 addresses, 14.8 years for the trade name, 3.0 years for contracts, and 12.2 years for rights of way. As of September 30, 2025, the total remaining weighted average amortization period for total intangible assets was 8.9 years.
Amortization expense for the three and nine months ended September 30, 2025 was $52.9 million and $67.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $7.4 million and $22.3 million, respectively.

Amortization expense for intangible assets subject to amortization is estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2025 (excluding the nine months ended September 30, 2025)	$75.4
2026	279.7
2027	229.8
2028	178.2
2029	123.2
Thereafter	387.2
Total	$1,273.5

We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2025 was $1.2 million and $6.6 million, respectively. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2024 was $2.7 million and $8.0 million, respectively. As of September 30, 2025, the remaining weighted average amortization period of the Company’s intangible liabilities was 3.0 years. Revenue due to the amortization of the below-market leases is estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2025 (excluding the nine months ended September 30, 2025)	$0.5
2026	1.9
2027	1.9
2028	1.4
Total	$5.7

Note 5. Notes and Other Debt, Net:

Notes and other debt, net consisted of the following:

	September 30, 2025		December 31, 2024
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Credit Agreements:
Senior secured revolving credit facility - variable rate, due September 24, 2027	$281.0	$(3.3)	$—	$(4.3)
Senior secured revolving credit facility - variable rate, due January 23, 2027	130.0	—	—	—
Senior secured Windstream term loan - variable rate, due October 1, 2031 (premium is based on imputed interest rate of 9.15%)	500.0	1.2	—	—
Notes:
Senior secured notes - 10.50%, due February 15, 2028 (discount is based on imputed interest rate of 10.99%)	2,275.0	(23.2)	2,900.0	(37.5)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570.0	(3.9)	570.0	(5.0)
Senior secured notes - 8.250%, due October 1, 2031 (premium is based on imputed interest rate of 7.29%)	2,200.0	102.7	—	—
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110.0	(11.0)	1,110.0	(13.1)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700.0	(6.9)	700.0	(8.0)
Senior unsecured notes - 8.625% due June 15, 2032 (discount is based on imputed interest rate of 9.16%)	600.0	(16.1)	—	—
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306.5	(4.8)	306.5	(6.3)
ABS Notes and Bridge Loan Facility:
ABS Bridge Loan Facility - variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	—	—	275.0	(3.7)
ABS Notes (Class A-2) - 5.877%, due April 1, 2030 (discount is based on imputed interest rate of 6.36%)	426.0	(8.0)	—	—
ABS Notes (Class B) - 6.369%, due April 1, 2030 (discount is based on imputed interest rate of 6.86%)	65.0	(1.2)	—	—
ABS Notes (Class C) - 9.018%, due April 1, 2030 (discount is based on imputed interest rate of 9.54%)	98.0	(1.9)	—	—
Notes and other debt, net	$9,261.5	$23.6	$5,861.5	$(77.9)

Notes and other debt, net are as follows:

(Millions)	September 30, 2025	December 31, 2024
Total principal amount	$9,261.5	$5,861.5
Unamortized premium (discount) and deferred financing costs	23.6	(77.9)
Notes and other debt, net	$9,285.1	$5,783.6

Debt Restructuring Subsequent to the Merger

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under New Uniti. On August 4, 2025, among other transactions, Uniti Group LP, the borrower under Old Uniti’s indebtedness, was merged with and into Windstream Services LLC (“Windstream Services”), the borrower under Windstream’s indebtedness, as part of an internal reorganization (the “Internal Reorganization”). Accordingly, all of the existing indebtedness of Old Uniti and Windstream became obligations of the same borrowing entity, and each subsidiary of Old Uniti that had guaranteed its debt guaranteed the existing debt of Windstream and vice versa. To effectuate this, the obligors to Old Uniti’s and Windstream’s respective indebtedness (the “Obligors”) entered into supplemental indentures, each dated August 4, 2025 (the “Supplemental Indentures”) to the indentures governing Old Uniti’s and Windstream’s outstanding senior notes and joinder agreements, each dated August 4, 2025 (the “Joinder Agreements”) in respect of Old Uniti’s and Windstream’s respective existing credit agreements. In addition, the existing Windstream intercreditor agreement was terminated and the Windstream existing debt parties entered into joinders to the existing Old Uniti intercreditor agreement and certain supplements and amendments to the existing Windstream collateral documents and the Old Uniti collateral documents (such collateral documents, as amended, collectively with the Supplemental Indentures and the Joinder Agreements, the “Reorg Documents”). Under the Supplemental Indentures, the Joinder Agreements and the other Reorg Documents, (x) Windstream Services has succeeded to Uniti Group LP as issuer or borrower, as the case may be, under Old Uniti’s indebtedness and (y) the Obligors of Old Uniti’s indebtedness now guarantee and, if applicable, provide security for, Windstream’s indebtedness, and the Obligors of Windstream’s senior indebtedness now guarantee and, if applicable, provide security, for Old Uniti’s indebtedness. Additionally, in connection with the Internal Reorganization, the Windstream revolving credit facility became pari passu with the other first lien debt of both entities. As a consequence of implementing the Internal Reorganization, the restrictive covenants within the Old Uniti and Windstream indebtedness preventing Old Uniti and Windstream to efficiently operate together have effectively been eliminated.

At September 30, 2025, notes and other debt, net included the following: (i) the Uniti Revolver (as defined below) pursuant to the Uniti Credit Agreement (as defined below), of which $281.0 million in borrowings were outstanding; (ii) the Windstream Revolver (as defined below) pursuant to the Windstream Credit Agreement (as defined below), of which $130.0 million in borrowings were outstanding; (iii) the Windstream Term Loan (as defined below) pursuant to the Windstream Credit Agreement, of which $500.0 million was outstanding; (iv) $589.0 million aggregate principal amount of secured fiber network revenue term notes (the “ABS Notes”) due 2030, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, and $98.0 million 9.018% Series 2025-1, Class C term notes, entered into by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company; (v) $2.3 billion aggregate principal amount of 10.50% senior secured notes due 2028 (the “10.50% secured notes”); (vi) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (vii) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (viii) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (ix) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (x) $600.0 million aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); and (xi) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”).

Senior Secured Credit Facilities

Uniti Credit Agreement

Windstream Services (as successor to Uniti Group LP), CSL Capital, LLC (“CSL Capital”) and Uniti Group Finance 2019 Inc. (“Uniti Group Finance”) (collectively, the “borrowers”) entered into a senior secured credit facility on April 24, 2015 currently consisting of a $500.0 million revolving credit facility that matures on September 24, 2027 (the “Uniti Revolver”), which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time.

The credit agreement governing the senior secured credit facility (the “Uniti Credit Agreement”) permits the borrowers, subject to customary conditions, to incur (i) new term loan facility borrowings and/or increased commitments under the Uniti Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 6.50 to 1.00, and if such debt is secured, our consolidated secured leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00. New term loan facility borrowings and incremental revolving commitments under the Uniti Credit Agreement are uncommitted and the availability thereof will depend on market conditions at the time the borrowers seek to incur such borrowings and/or commitments.

Borrowings under the Uniti Revolver bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a SOFR term rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Uniti Revolver equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to SOFR borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

During the nine months ended September 30, 2025, the Company borrowed $429.0 million under the Uniti Revolver and repaid $148.0 million of these borrowings by the end of the period, respectively. Comparatively, during the nine months ended September 30, 2024, the Company borrowed $130.0 million under the Uniti Revolver and repaid all of these borrowings by the end of the period. There were $0.3 million letters of credit as of September 30, 2025, and accordingly, the amount available for borrowing under the Uniti Revolver was $218.7 million as of September 30, 2025.

The variable interest rate on borrowings outstanding under the Uniti Revolver ranged from 8.02% to 8.71%, and the weighted average rate on amounts outstanding was 8.45% and 8.47% for the three and nine months ended September 30, 2025, respectively.

The senior secured credit facility under the Uniti Credit Agreement contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the borrowers and their subsidiaries to incur indebtedness, grant liens on their assets, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay certain dividends and other restricted payments. These negative covenants are similar to the negative covenants contained in the indentures that govern our outstanding notes, subject to certain exceptions. The borrowers and their subsidiaries are also required to maintain a consolidated secured leverage ratio not to exceed 5.00 to 1.00. In addition, the Uniti Credit Agreement contains customary events of default, including a cross-default provision whereby the failure of the borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Uniti Credit Agreement. In particular, a repayment obligation could be triggered if (i) the borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2025, the borrowers were in compliance with all of the covenants under the Uniti Credit Agreement.

Windstream Credit Agreement

Pursuant to the credit agreement by and among Windstream Services and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, entered into on September 21, 2020 (as amended, the “Windstream Credit Agreement”), Windstream Services obtained (a) a senior secured revolving credit facility that matures on January 23, 2027 (the “Windstream Revolver”) and (b) a senior secured first lien term loan facility that, as of September 30, 2025, consists of $500.0 million of term loan borrowings (the “Windstream Term Loan”) that mature on October 1, 2031. Borrowings under the Windstream Revolver bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a SOFR term rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. The Windstream Term Loan bears interest based on a floating rate plus a margin (which, at Windstream Services’ election, may be the Base Rate plus 3.75% or the Adjusted Term SOFR Rate plus 4.75% (each as defined in the Windstream’s Credit Agreement, provided that the Adjusted Term SOFR Rate “floor” shall be 0%)).

The Windstream Term Loan is subject to mandatory prepayment and reduction in an amount equal to (a) 100% of the net cash proceeds of non-ordinary course asset dispositions or casualty events (with step-downs to (1) 50% if the consolidated first lien secured leverage ratio would be less than or equal to 1.50 to 1.00 but greater than 1.00 to 1.00, or (2) 0% if the consolidated first lien senior secured leverage ratio would be less than or equal to 1.00 to 1.00, subject to the right to reinvest such proceeds within a specified period of time and certain other exceptions and (b) 100% of the net cash proceeds received from the incurrence of any certain indebtedness not expressly permitted under the Windstream Credit Agreement.

Voluntary prepayments of borrowings outstanding as of September 30, 2025 under the Windstream Credit Agreement are currently permitted at any time without premium or penalty.

The variable interest rate on the Windstream Term Loan ranged from 9.01% to 9.21%, and the weighted average rate on amounts outstanding on the Windstream Term Loan was 9.18% for both the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company borrowed $110.0 million under the Windstream Revolver and repaid $15.0 million of these borrowings by the end of the period. Considering letters of credit of $117.7 million, the amount available for borrowing under the Windstream Revolver was $227.3 million as of September 30, 2025.

The variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 8.52% to 10.75%, and the weighted average rate on amounts outstanding was 9.50% for both the three and nine months ended September 30, 2025.

The Windstream Credit Agreement includes customary negative covenants, including covenants limiting the ability of Windstream Services and its restricted subsidiaries to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions. The Windstream Credit Agreement also includes customary representations and warranties and affirmative covenants. The Windstream Credit Agreement includes a financial covenant requiring maintenance of a consolidated total senior secured leverage ratio of no less than 5.00 to 1.00.

Events of default under the Windstream Credit Agreement include nonpayment of principal, interest or other amounts when due, violation of certain covenants, inaccuracy of representations or warranties, certain defaults under other material debt, certain bankruptcy or insolvency events, certain material judgments, invalidity of collateral documents, change of control, certain regulatory events having a material adverse effect, and certain Employee Retirement Income Security Act (“ERISA”) events, in each case subject to customary threshold, notice and grace period provisions.

Guarantees and Security under Uniti Credit Agreement and Windstream Credit Agreement

All obligations under the senior secured credit facilities under the Uniti Credit Agreement and the Windstream Credit Agreement are unconditionally guaranteed by each of Uniti Group Inc. and Uniti Group LLC on a senior unsecured basis and by certain wholly owned subsidiaries of Windstream Services (the “subsidiary guarantors”) on a senior secured basis, all of whom are guarantors of the notes offered hereby. All obligations under the Uniti Credit Agreement and the Windstream Credit Agreement, and the guarantees of those obligations, are secured, subject to certain exceptions, on a first priority basis, by substantially all of the assets of the borrowers and the subsidiary guarantors, including a pledge of all of the capital stock of our subsidiaries directly held by the borrowers and the subsidiary guarantors under the senior secured credit facilities (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting capital stock and 100% of the non-voting stock of such first tier foreign subsidiary). The liens on the collateral securing the obligations under the senior secured credit facilities are subject to an intercreditor agreement between the collateral agent for the senior secured credit facility under the Uniti Credit Agreement, the collateral agent for the senior secured credit facility under the Windstream Credit Agreement, and the collateral agents for the secured notes, and acknowledged by the borrowers and the subsidiary guarantors.

Senior Notes

Secured Notes

On April 20, 2021, Windstream Services (as successor to Uniti Group LP), Uniti Group Finance and CSL Capital issued $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “4.75% secured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “4.75% secured notes indenture”).

On February 14, 2023, Windstream Services, Uniti Fiber Holdings Inc. (“Uniti Fiber Holdings”), Uniti Group Finance and CSL Capital issued $2.6 billion aggregate principal amount of 10.50% senior secured notes due February 2028 (the “initial 10.50% secured notes”) under an indenture among such issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “10.50% secured notes indenture”). On May 17, 2024, such issuers issued a $300.0 million aggregate principal amount of 10.50% senior secured notes due February 2028 which, pursuant to the terms of the indenture governing such notes, were mandatorily exchanged for 10.50% secured notes issued as “additional notes” under the 10.50% secured notes indenture (the “additional 10.50% secured notes” and, together with the initial 10.50% secured notes, the “10.50% secured notes”). The additional 10.50% secured notes formed part of the same series as the initial 10.50% secured notes issued under the 10.50% secured notes indenture and have the same CUSIP numbers as, and are fungible with, the initial 10.50% secured notes. In February 2025, we used a portion of the net proceeds from the offering of ABS Notes to redeem $125.0 million of the then outstanding 10.50% secured notes. Windstream Services used the proceeds from the offering of new 7.50% senior secured notes due 2033, which it issued on October 6, 2025, together with the proceeds from a new term loan incurred under the Windstream Credit Agreement, to fund the redemption in full of the 10.50% secured notes. See Note 16.

On October 4, 2024, Windstream Services and Windstream Escrow Finance Corp., as co-issuers, issued $800.0 million of 8.25% Senior Secured Notes due 2031 (the “8.25% secured notes”) pursuant to an indenture with Wilmington Trust, National Association, as trustee and notes collateral agent (the “8.25% secured notes indenture” and, together with the 4.75% secured notes indenture and the 10.50% secured notes indenture, the “secured notes indentures”). On December 23, 2024, Windstream Services and Windstream Escrow Finance Corp., as co-issuers, issued $1.4 billion aggregate principal amount of 8.25% secured notes as “additional notes” under the 8.25% secured notes indenture. The 10.50% secured notes, the 4.750% secured notes and the 8.25% secured notes are collectively referred to as the “existing secured notes.”

We may redeem some or all of the existing secured notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest, as set forth in the secured notes indentures.

The issuers and guarantors of the existing secured notes also either issue or guarantee our other senior notes.

The secured notes indentures contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on our ability to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. The secured notes indentures also contain customary events of default.

Senior Unsecured Notes

On February 2, 2021, Windstream Services, Uniti Group Finance and CSL Capital issued $1.1 billion aggregate principal amount of unsecured 6.50% Senior Notes due 2029 (the “6.50% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “6.50% senior notes indenture”).

On October 13, 2021, Windstream Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $700.0 million aggregate principal amount of unsecured 6.00% Senior Notes due 2030 (the “6.00% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “6.00% senior notes indenture”).

On June 24, 2025, Windstream Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $600.0 million aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% unsecured notes” and, together with the 6.00% unsecured notes and the 6.50% unsecured notes, the “existing unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture” and, together with the 6.00% senior notes indenture and the 6.50% senior notes indenture, the “unsecured notes indentures”).

On June 24, 2025, the net proceeds from the offering of the 8.625% unsecured notes to fund the partial redemption of $500.0 million aggregate principal amount of the 10.50% secured notes, including related premiums, fees and expenses in connection with the foregoing, and used the remaining net proceeds for general corporate purposes.

During the nine months ended September 30, 2025, we recognized a $31.9 million loss on the partial extinguishment of the 10.50% secured notes within interest expense, which included $4.7 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $27.2 million of cash interest expense for the redemption premium.

The issuers and guarantors of the existing unsecured notes also either issue or guarantee our existing secured notes.

We may redeem some or all of the existing unsecured notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest, as set forth in the unsecured notes indentures. The unsecured notes indentures contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on our ability to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. The unsecured notes indentures also contain customary events of default.

7.50% Convertible Senior Notes due 2027

On December 12, 2022, Uniti Group LLC (formerly Uniti Group Inc.) issued $300.0 million aggregate principal amount of its 7.50% Convertible Senior Notes due 2027 (the “original 2027 convertible notes”). On December 23, 2022, Uniti Group LLC issued an additional $6.5 million aggregate principal amount of its 7.50% Convertible Senior Notes due 2027 pursuant to the initial purchasers’ partial exercise of their option to purchase additional 7.50% Convertible Senior Notes due 2027 (the “additional 2027 convertible notes” and, together with the original 2027 convertible notes, the “2027 convertible notes”). Uniti Group LLC issued the 2027 convertible notes pursuant to an indenture, dated as of December 12, 2022, among Uniti Group LLC, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (the “2027 convertible notes trustee”), as amended by the first supplemental indenture, dated as of August 14, 2023, by and among Uniti Group LLC, the guarantors party thereto and the 2027 convertible notes trustee, and the second supplemental indenture, dated as of August 4, 2025, by and among Uniti Group LLC, Uniti, the guarantors party thereto and the 2027 convertible notes trustee (the “2027 convertible notes indenture”). The 2027 convertible notes are senior unsecured notes and are guaranteed by Uniti and each of Windstream Services’ subsidiaries that is an issuer, obligor or guarantor under the existing notes and the notes offered hereby. The 2027 convertible notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 1, 2027, the 2027 convertible notes are convertible only upon satisfaction of certain conditions and during certain periods described in the 2027 convertible notes indenture, and thereafter, the 2027 convertible notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2027 convertible notes are convertible on the terms set forth in the 2027 convertible notes indenture into cash, shares of Uniti’s common stock, or a combination thereof, at Uniti Group LLC’s election, subject to limitations under the Uniti Credit Agreement. The conversion rate is initially 82.7023 shares of Uniti’s common stock per $1,000 principal amount of 2027 convertible notes (equivalent to an initial conversion price of approximately $12.09 per share of Uniti’s common stock). The conversion rate is subject to adjustment in some circumstances as described in the 2027 convertible notes indenture. In addition, following certain corporate events relating to Uniti that occur prior to the maturity date or Uniti Group LLC’s delivery of a notice of redemption, Uniti Group LLC will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2027 convertible notes in connection with such corporate event or notice of redemption, as the case may be.

If Uniti undergoes a fundamental change (as defined in the 2027 convertible notes indenture), subject to certain conditions, holders may require Uniti Group LLC to repurchase for cash all or part of their 2027 convertible notes at a repurchase price equal to 100% of the principal amount of the 2027 convertible notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

On or after December 8, 2025 and prior to the 42nd scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of Uniti’s common stock has been at least 130% of the conversion price for the 2027 convertible notes for certain specified periods, Uniti Group LLC may, subject to a partial redemption limitation, redeem all or a portion of the 2027 convertible notes at a cash redemption price equal to 100% of the principal amount of the 2027 convertible notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Asset-Backed Notes and Bridge Loan Facility

On February 23, 2024, Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect, bankruptcy-remote subsidiary of the Company, entered into a bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Agreement”).

The ABS Loan Agreement provided for a secured, multi-draw term loan facility of up to $350.0 million (the “ABS Loan Facility”). As of December 31, 2024, an aggregate of $275.0 million principal amount of loans under the ABS Loan Facility had been drawn.

On February 3, 2025, the ABS Notes Issuers issued $589.0 million aggregate principal amount of the ABS Notes, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes and $98.0 million 9.018% Series 2025-1, Class C term notes, each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to an indenture, dated as of February 3, 2025, as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025, in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

The ABS Notes are secured by a security interest in substantially all of the assets (subject to customary limited exceptions) of the ABS Notes Obligors and are guaranteed by each ABS Notes Issuer’s respective parent entity (each an “ABS Guarantor” and, together with the ABS Notes Obligors, the “ABS Notes Parties”). The guarantee of each ABS Guarantor is secured by a security interest in the equity interests of the applicable ABS Notes Issuer. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Parties, will guarantee or in any way be liable for the obligations under the ABS Notes. Each ABS Notes Party is a special purpose, bankruptcy remote subsidiary of the Company and is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

On February 3, 2025, Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and issued a notice of redemption to redeem $125.0 million aggregate principal amount of our 10.50% secured notes. Uniti redeemed the 10.50% secured notes called for redemption on February 14, 2025, at a redemption price of 103% of the redeemed principal amount plus accrued interest to, but excluding, the redemption date.

During the nine months ended September 30, 2025, we recognized a $3.2 million loss on the extinguishment of the ABS Loan Facility and a $5.3 million loss on the partial extinguishment of the 10.50% secured notes within interest expense, net on the condensed consolidated statements of income, which includes $4.8 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $3.7 million of cash interest expense for the redemption premium.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of the notes and our entry into the Uniti Revolver and the ABS Loan Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2025, we recognized $5.8 million and $17.5 million, respectively, of interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2024, we recognized $6.3 million and $17.4 million, respectively, of interest expense related to the amortization of deferred financing costs.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Senior secured notes	$105.2	$84.4	$265.1	$238.2
Senior unsecured notes	47.2	34.3	116.8	105.1
Senior secured revolving credit facility - variable rate	5.5	0.7	7.0	6.6
ABS Notes and Bridge Loan Facility	9.5	5.7	27.2	13.2
Interest rate cap	0.2	0.4	0.7	1.1
Interest rate swaps	(0.3)	—	(0.3)	—
Amortization of deferred financing costs and debt premium/discount	3.0	5.8	13.9	16.8
Loss on extinguishment of debt	—	—	40.5	—
Accretion of settlement payable	0.3	1.4	1.7	5.1
Capitalized interest	(3.5)	(0.7)	(4.8)	(2.2)
Other	1.1	(1.0)	(0.8)	(2.2)
Total interest expense, net	$168.2	$131.0	$467.0	$381.7

Note 6. Derivatives:

As a result of the Merger, the Company assumed two pay fixed, receive variable interest rate swap agreements with the same bank counterparty that had been entered into by Windstream Services to mitigate its exposure to the variability in cash flows on a portion of its floating-rate debt, consisting of the $500.0 million Windstream Term Loan and any borrowings under the Windstream Revolver.

The first swap has a notional value of $200.0 million and matures on October 31, 2029. The fixed rate paid is 4.1730% and the variable rate received is the one-month U.S. Dollar Secured Overnight Financing Rate fallback rate (“USD-SOFR”) (not subject to a floor). The variable rate received resets on the first day of the floating rate calculation period specified in the interest rate swap agreement. The Company designated this swap as a cash flow hedge of the interest rate risk inherent in floating-rate borrowings due to changes in the benchmark interest rate. The second swap had a notional value of $300.0 million and matured on October 31, 2025. Due to its short remaining maturity, this swap did not qualify for hedge accounting as of the Merger date. On August 22, 2025, the Company terminated this swap and received cash proceeds of $2.4 million.

On March 1, 2024, Old Uniti had entered into an interest rate cap related to the ABS Loan Facility, which was designated as a cash flow hedge, with a notional value of $275.0 million, and effectively capped the one-month term USD-SOFR at 4.50%. The interest rate cap expired during the third quarter of 2025.

Set forth below is information related to the Company’s cash flow hedges:

(Millions)	September 30, 2025	December 31, 2024
Cash flow hedges, measured at fair value:
Other current assets	$—	$0.1
Other current liabilities	$1.2	$—
Other liabilities	$5.3	$—
Accumulated other comprehensive loss	$(1.7)	$(0.6)

Changes in derivative instruments were as follows for the nine months ended September 30:

(Millions)	2025	2024
Cash flow hedges:
Changes in fair value, net of tax	$(1.1)	$(0.7)
Reclassification of unrealized gains, net of tax	$(0.2)	$(0.1)

As of September 30, 2025, the Company expects to recognize net losses of $1.7 million net of taxes, in interest expense during the next twelve months for interest settlements related to its interest rate swap agreement.

All or a portion of the change in fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If the Company extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the outstanding notional amount of the swap exceeds the outstanding notional amount of variable rate debt, all or a portion of the change in fair value of the swap may be recognized in earnings. In addition, the change in fair value of the swap may be recognized in earnings if the Company determines it is no longer probable that it will have future variable rate cash flows to hedge against. The Company has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2025, because the counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Ratings, Standard & Poor’s Global Ratings and Fitch Ratings.

The swap agreement with the bank counterparty contains cross-default provisions whereby if the Company were to default on certain indebtedness and that indebtedness was to be accelerated, it could result in the counterparty terminating the outstanding swap agreement. Were such a termination to occur, the party that was in a liability position under the applicable swap at the time of such termination would be required to pay the value of the swap, as determined in accordance with the terms of the applicable swap agreement, to the other party. The Company’s obligations to the counterparty are secured and the Company does not post any separate collateral to the bank counterparty related to its interest rate swap agreement.

The Company is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, the Company does not offset assets and liabilities under these arrangements. As of September 30, 2025, there were no derivative assets subject to enforceable master netting arrangements to offset against derivative liabilities.

Note 7. Fair Value of Financial Instruments:

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Authoritative guidance establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Unobservable inputs for the asset or liability.

Financial instruments consist primarily of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, interest rate swaps and notes and other debt, Settlement Payable (as defined below), interest and dividends payable. With respect to the Company’s financial instruments, the carrying amount of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, interest and dividends payable were estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The fair value of interest rate swaps, notes and other debt, and Settlement Payable is measured on a recurring basis.
Non-financial assets and liabilities, including property, plant and equipment, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine months ended September 30, 2025 requiring any non-financial asset and liability to be subsequently recognized at fair value.

The fair value of financial instruments was as follows:

(Millions)	September 30, 2025	December 31, 2024
Recorded at Fair Value in the Financial Statements:
Interest rate cap asset - Level 2	$—	$0.1
Interest rate swap liabilities - Level 2	$6.5	$—
Not Recorded at Fair Value in the Financial Statements:
Settlement Payable - Level 2	$—	$71.7
Notes and other debt - Level 2 (a)	$9,338.2	$5,879.2

(a)Recognized at carrying value of $9,369.8 million and $5,868.7 million, excluding unamortized deferred financing costs, at September 30, 2025 and December 31, 2024, respectively.

The fair value of the interest rate swap was determined based on the present value of expected future cash flows using the applicable observable, quoted swap rates (USD-SOFR) for the full term of the swap and incorporating credit valuation adjustments to appropriately reflect both the Company’s own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2025, the adjustment to the fair value of the interest rate swap to reflect non-performance risk was immaterial.

The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Old Uniti was required to make approximately $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). Old Uniti had the option to prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). In July 2025, Old Uniti made the final quarterly cash installment due to Windstream. See Note 14. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows discounted based on observable market data, and accordingly, we classified the inputs used as Level 2 in the fair value hierarchy. There were no changes in the valuation methodologies used since the initial recording of the Settlement Payable.

Note 8. Revenues:

Revenues from contracts with customers are accounted for under ASC Topic 606 - Revenues from Contracts with Customers (“ASC 606”) and are earned primarily through the provisioning of telecommunications and other services and through the sale of equipment to customers and contractors. Revenues are also earned from leasing arrangements, federal and state USF programs and other regulatory-related sources and activities.

Consumer service revenues are generated from the provisioning of broadband and voice services to consumers. Fiber subscriber consumer revenues consist of recurring products and services for fiber consumer broadband customers, which includes some cable customers with 1-Gigabyte per second (“Gbps”) service. All non-recurring revenues are included in digital subscriber line (“DSL”) subscriber and other revenues. Business service revenues are earned from providing managed communications services, integrated voice and data services, advanced data and traditional voice and long-distance services to large, mid-market and small business customers. Managed services revenues consist of recurring software solutions and network connectivity products. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”). Network connectivity products consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services. Managed services also include time-division multiplexing (“TDM”) voice and data services. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and wireless backhaul services.

Service revenues also include switched access revenues, amounts received from the Rural Digital Opportunity Fund (“RDOF”), federal and state USF revenues, end user surcharges and revenues from providing other miscellaneous services.

Sales revenues include sales of various types of communications equipment and products to customers including selling network equipment to contractors on a wholesale basis. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer.

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables that will not be collected. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-offs, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to services and product sales of $16.9 million and $3.5 million at September 30, 2025 and December 31, 2024, respectively.

Accounts receivable consists of the following as of:

(Millions)	September 30, 2025	December 31, 2024
Accounts receivable	$352.9	$54.0
Less: Allowance for credit losses	7.6	2.5
Accounts receivable, net	$345.3	$51.5

Activity in the allowance for credit losses consisted of the following:

(Millions)
Balance as of December 31, 2024	$2.5
Provision for estimated credit losses	6.3
Write-offs, net of recovered accounts	(1.2)
Balance as of September 30, 2025	$7.6

Contract Balances

Contract assets include unbilled amounts, which result when revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Contract assets principally consist of discounts and promotional credits given to customers. The current and noncurrent portions of contract assets are included in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets.

Contract liabilities consist of services billed in excess of revenue recognized. The changes in contract liabilities are primarily related to customer activity associated with services billed in advance, the receipt of cash payments and the satisfaction of performance obligations. Deferred revenue amounts are classified as current or noncurrent based on the timing of when the Company expects to recognize revenue.

Contract liabilities also include upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	September 30, 2025	December 31, 2024
Contract assets (a)	$63.6	$—
Contract liabilities (b)	$173.1	$10.0

(a)Included $33.3 million in other current assets and $30.3 million in other assets as of September 30, 2025.

(b)Included $110.8 million and $2.7 million in current deferred revenue and $62.3 million and $7.3 million in noncurrent deferred revenue as of September 30, 2025 and December 31, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Revenues recognized included in the opening contract liability balance	$0.8	$0.8	$3.6	$3.4

Remaining Performance Obligations – Remaining performance obligations represent services the Company is required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. Certain contracts provide customers the option to purchase additional services or usage-based services. The fees relate to the additional services or usage-based services are recognized when the customer exercises the option, typically on a month-to-month basis. In determining the transaction price allocated, the Company does not include these non-recurring fees and estimates for usage, nor does it consider arrangements with an original expected duration of less than one year.

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.3 billion for contracts with original expected durations of more than one year remaining. The Company expects to recognize approximately 10%, 36%, and 26% of our remaining performance obligations as revenue during the remainder of 2025, 2026 and 2027, respectively, with the remaining balance thereafter.

Revenue by Category – Uniti disaggregates its revenues from contracts with customers based on the business segment and class of customer to which products and services are provided because management believes that doing so best depicts the nature, amount and timing of the Company’s revenue recognition. As further discussed in Note 12, effective August 1, 2025, we aligned the reporting structure to include the acquired Windstream businesses which resulted in combining the legacy fiber and leasing businesses into a new segment and adding additional segments for the acquired businesses. All prior periods amounts have been recast to conform to the current year presentation.

Revenues disaggregated by category were as follows:

	Three Months Ended September 30, 2025
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$77.7	$—	$—	$77.7
DSL subscriber and other	102.7	—	—	102.7
Uniti Solutions:
Managed services	—	121.7	—	121.7
TDM	—	8.7	—	8.7
Business services	66.4	—	—	66.4
Switched access	2.2	—	—	2.2
Uniti Fiber	—	—	55.7	55.7
Wholesale	54.8	—	46.0	100.8
Total service revenues accounted for under ASC 606	303.8	130.4	101.7	535.9
Sales revenues	11.7	0.4	1.6	13.7
Total revenues and sales accounted for under ASC 606	315.5	130.8	103.3	549.6
Operating lease income	17.7	0.1	106.7	124.5
Other service and sales revenues (a)	27.1	4.8	16.6	48.5
Total revenues and sales	$360.3	$135.7	$226.6	$722.6

	Nine Months Ended September 30, 2025
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$77.7	$—	$—	$77.7
DSL subscriber and other	102.7	—	—	102.7
Uniti Solutions:
Managed services	—	121.7	—	121.7
TDM	—	8.7	—	8.7
Business services	66.4	—	—	66.4
Switched access	2.2	—	—	2.2
Uniti Fiber	—	—	167.0	167.0
Wholesale	54.8	—	48.9	103.7
Total service revenues accounted for under ASC 606	303.8	130.4	215.9	650.1
Sales revenues	11.7	0.4	7.0	19.1
Total revenues and sales accounted for under ASC 606	315.5	130.8	222.9	669.2
Operating lease income	17.7	0.1	579.2	597.0
Other service and sales revenues (a)	27.1	4.8	19.2	51.1
Total revenues and sales	$360.3	$135.7	$821.3	$1,317.3

	Three Months Ended September 30, 2024
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	—	54.7	54.7
Wholesale	—	—	1.9	1.9
Total service revenues accounted for under ASC 606	—	—	56.6	56.6
Sales revenues	—	—	1.7	1.7
Total revenues and sales accounted for under ASC 606	—	—	58.3	58.3
Operating lease income	—	—	230.9	230.9
Other service and sales revenues (a)	—	—	3.0	3.0
Total revenues and sales	$—	$—	$292.2	$292.2

	Nine Months Ended September 30, 2024
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	—	167.6	167.6
Wholesale	—	—	5.1	5.1
Total service revenues accounted for under ASC 606	—	—	172.7	172.7
Sales revenues	—	—	9.5	9.5
Total revenues and sales accounted for under ASC 606	—	—	182.2	182.2
Operating lease income	—	—	688.4	688.4
Other service and sales revenues (a)	—	—	3.0	3.0
Total revenues and sales	$—	$—	$873.6	$873.6

(a)Other service and sales revenues primarily consist of end user surcharges, funding from the RDOF and state USF, and revenues from sales-type leases.

Deferred Contract Acquisition and Fulfillment Costs – Direct incremental costs to acquire a contract, consisting of sales commissions and direct incremental costs to fulfill a contract consisting of labor and materials consumed for activities associated with the provision, installation and activation of services, including costs to implement customized solutions, are deferred and recognized in operating expenses using a portfolio approach over the estimated life of the customer, which ranges from 36 to 48 months. Determining the amount of costs to fulfill a contract requires management judgment. In determining costs to fulfill, consideration is given to periodic time studies, management estimates and statistics from internal information systems.

Deferred contract acquisition and fulfillment costs are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred contract acquisition and fulfillment costs are included in prepaid expenses and other assets, respectively, in the accompanying condensed consolidated balance sheets. Amortization of deferred contract acquisition costs and amortization of deferred fulfillment costs are included in selling, general and administrative expenses and costs of services, respectively, in the accompanying condensed consolidated statements of income.

The following table presents the deferred contract acquisition and fulfillment costs as of:

(Millions)	September 30, 2025	December 31, 2024
Deferred Contract Acquisition Costs:
Prepaid expenses	$5.8	$4.1
Other assets	10.6	6.8
Total deferred contract acquisition costs	$16.4	$10.9
Deferred Contract Fulfillment Costs:
Prepaid expenses	$1.1	$—
Other assets	2.6	—
Total deferred contract fulfillment costs	$3.7	$—

There were no deferred contract fulfillment costs as of December 31, 2024. Amortization of deferred contract acquisition costs was $1.6 million and $3.8 million for the three and nine months ended September 30, 2025, respectively. Amortization of deferred contract acquisition costs was $1.1 million and $3.5 million for the three and nine months ended September 30, 2024, respectively. Amortization of deferred contract fulfillment costs was $0.2 million for both the three and nine months ended September 30, 2025.

Note 9. Employee Benefit Plans:

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased.

As previously discussed in Note 3, the net pension benefit obligation as of August 1, 2025 was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.75% and a discount rate of 5.64%. Factoring in these actuarial assumptions, the net pension benefit obligation was estimated to be $103.6 million as of August 1, 2025, of which $9.0 million was recorded to other current liabilities and $94.6 million was recorded to other liabilities.

There were no voluntary or required contributions made to the qualified pension plan during the period from August 1, 2025 through September 30, 2025. The remaining minimum required employer contributions to the pension plan for the 2025 plan year total $11.9 million, of which $4.5 million will be contributed in both October 2025 and January 2026 and the remaining $2.9 million will be contributed in September 2026, using cash. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

The components of pension income were as follows:

August 1-September 30,
(Millions)	2025
Benefits earned during the period (a)	$0.4
Interest cost on benefit obligation (b)	4.8
Expected return on plan assets (b)	(5.4)
Net periodic pension income	$(0.2)

(a)Included in cost of services and selling, general and administrative expense.

(b)Included in other income, net.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $4.1 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. Expense related to the employee savings plans is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of income.

Note 10. Accumulated Other Comprehensive Loss:

Changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Cash flow hedges:
Balance at beginning of period	$(0.2)	$0.1	$(0.6)	$—
Change in fair value of interest rate cap, net of tax	—	(0.8)	(0.1)	(0.7)
Change in fair value of interest rate swap, net of tax	(1.1)	—	(1.1)	—
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(0.1)	0.5	(0.1)
Balance at end of period	$(1.3)	$(0.8)	$(1.3)	$(0.8)

Note 11. Earnings Per Share:

As previously discussed in Note 2 in connection with the Merger, historical earnings per share data, including the weighted average number of common shares outstanding, has been retrospectively adjusted to reflect the exchange ratio for all periods presented.

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. The New Uniti Warrants issued in connection with the Merger are considered participating securities and are convertible into shares of our common stock for nominal additional consideration. Accordingly, the New Uniti Warrants are included in the denominator for both basic and diluted earnings per share. Dilutive earnings per share also includes the dilutive effect of the New Uniti Preferred Stock issued in the Merger, the 2027 convertible notes and exchangeable notes, restricted stock and performance-based awards outstanding during the period, if their effect is not anti-dilutive.

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method. We also have outstanding performance-based restricted stock units that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.

The dilutive effect of the New Uniti Preferred Stock was calculated by using the “if-converted” method, which assumes an add-back of dividends to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the 4.00% exchangeable notes that matured and were repaid on June 15, 2024 (the “Exchange Notes”) and the 2027 convertible notes was calculated by using the “if-converted” method. For the three and nine months ended September 30, 2024, the effect of the 2027 convertible notes and Exchange Notes were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2025	2024	2025	2024
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$1,608.9	$12.2	$1,610.4	$71.8
Less: Income allocated to participating securities	(35.4)	(0.3)	(41.3)	(1.5)
Less: Dividends declared on Preferred Stock	(9.9)	—	(9.9)	—
Net income attributable to common shares	$1,563.6	$11.9	$1,559.2	$70.3
Denominator:
Weighted-average common shares outstanding	203.6	143.2	163.9	143.0
Weighted-average New Uniti Warrants outstanding	11.6	—	3.9	—
Total basic weighted-average common shares outstanding	215.2	143.2	167.8	143.0
Basic earnings per common share	$7.26	$0.08	$9.29	$0.49

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2025	2024	2025	2024
Diluted earnings per share:
Numerator:
Net income attributable to common shares	$1,563.6	$11.9	$1,559.2	$70.3
Add: Dividends declared on Preferred Stock	9.9	—	9.9	—
Add: Impact on if-converted dilutive securities	6.2	—	18.2	—
Net income attributable to common shares	$1,579.7	$11.9	$1,587.3	$70.3
Denominator:
Basic weighted-average common shares outstanding	215.2	143.2	167.8	143.0
Add: Effect of dilutive non-participating securities	80.4	—	26.9	—
Add: Impact on if-converted dilutive securities	25.3	—	25.3	—
Total diluted weighted-average common shares outstanding	320.9	143.2	220.0	143.0
Dilutive earnings per common share	$4.92	$0.08	$7.21	$0.49

For the three and nine months ended September 30, 2025, 1.3 million non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met, and 0.8 million non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, 0.9 million non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and nine months ended September 30, 2024, we excluded 25.3 million and 30.2 million potential common shares related to the 2027 convertible notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 12. Segments:

Following the completion of the Merger, we updated our segment structure to include new operating segments for the acquired Windstream businesses, combined the legacy fiber and leasing businesses into a new segment and no longer reported corporate separately. Prior period segment information has been recast to reflect these changes for all periods presented.

The Company’s segments are determined based on the current organizational and management structure in place and the internal financial information regularly reviewed and used by the chief operating decision maker (“CODM”) for making operating decisions and assessing performance. Our Chief Executive Officer, as CODM, uses segment contribution margin, which is computed as segment revenues and sales less segment expenses, to evaluate performance and allocate operating and capital resources, primarily in the annual budgeting and forecasting process and to establish performance targets for purposes of management incentive compensation. The CODM considers budget-to-actual variances when making decisions about allocating operating and capital resources to the segments.

For financial reporting purposes, our operating and reportable segments consist of:

Kinetic – We manage as one business our residential, business and wholesale operations in our ILEC markets due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customer needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Kinetic service revenues also include revenue from federal and state USF programs, amounts received from RDOF, and certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs. Kinetic sales revenues include sales of various types of communications equipment and products to customers, including selling network equipment to contractors on a wholesale basis.

Uniti Solutions – We manage as one business our mid-market and large business customers located within our CLEC markets and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include SASE, UCaaS, OfficeSuite UC®, SD-WAN and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including TDM voice and data services and certain surcharges assessed to customers. Uniti Solutions sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

Fiber Infrastructure – We manage as one business our legacy fiber and leasing businesses combined with the CLEC portion of Windstream's acquired wholesale business. Our Fiber Infrastructure operations are focused on providing network bandwidth to other telecommunications carriers, network operators, content providers, and large cloud computing and storage service providers. Services provided include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We are also engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. Fiber Infrastructure sales revenues primarily represent amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer.

Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment expenses include direct expenses incurred in providing services and products to segment customers and selling, general and administrative expenses that are directly associated with specific segment customers or activities. These direct expenses include network access and facilities, network operations and engineering, customer specific access costs, cost of sales, field operations, service delivery, sales and marketing, product development, licensing fees, provision for estimated credit losses, and compensation and benefit costs for employees directly assigned to the segments.

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities are not monitored by or reported to the CODM by segment. We also do not assign to the segments depreciation and amortization expense, gain on sale of operating assets or transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense has also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income, net, and income tax benefit (expense) are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Capital expenditures for network enhancements and information technology-related projects benefiting the Company as a whole are not assigned to the segments and are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers, operations and assets are located in the U.S., and we do not have any single customer that provides more than 10% of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Kinetic:
Service revenues from external customers	$348.6	$—	$348.6	$—
Sales revenues from external customers	11.7	—	11.7	—
Total revenues and sales from external customers	360.3	—	360.3	—
Intersegment revenues (a)	7.9	—	7.9	—
Total revenues and sales	368.2	—	368.2	—
Compensation expenses	(67.1)	—	(67.1)	—
Non-compensation managed expenses (b)	(40.4)	—	(40.4)	—
Revenue-driven costs (c)	(30.0)	—	(30.0)	—
Network access and facilities	(37.9)	—	(37.9)	—
Allocated network operations expenses	(10.6)	—	(10.6)	—
Customer access (d)	(3.9)	—	(3.9)	—
Intersegment costs and expenses (e)	(22.9)	—	(22.9)	—
Contribution margin	$155.4	$—	$155.4	$—
Uniti Solutions:
Service revenues from external customers	$135.3	$—	$135.3	$—
Sales revenues from external customers	0.4	—	0.4	—
Total revenues and sales from external customers	135.7	—	135.7	—
Intersegment revenues (f)	0.9	—	0.9	—
Total revenues and sales	136.6	—	136.6	—
Compensation expenses	(6.5)	—	(6.5)	—
Non-compensation managed expenses (g)	(0.4)	—	(0.4)	—
Revenue-driven costs (h)	(20.4)	—	(20.4)	—
Customer access (d)	(29.1)	—	(29.1)	—
Intersegment costs and expenses (e)	(8.0)	—	(8.0)	—
Contribution margin	$72.2	$—	$72.2	$—
Fiber Infrastructure:
Service revenues from external customers	$211.4	$287.5	$798.1	$861.1
Sales revenues from external customers	15.2	4.7	23.2	12.5
Total revenues and sales from external customers	226.6	292.2	821.3	873.6
Intersegment revenues (i)	23.5	—	23.5	—
Total revenues and sales	250.1	292.2	844.8	873.6
Network access and facilities expenses	(48.5)	(22.8)	(92.5)	(69.4)
Compensation expenses	(18.0)	(12.2)	(42.0)	(35.7)
Non-compensation managed expenses (j)	(4.8)	(3.2)	(12.1)	(10.0)
Revenue-driven costs (k)	(15.2)	(4.1)	(23.3)	(13.3)
Allocated network operations and engineering expenses	(2.6)	—	(2.6)	—
Customer access (d)	(1.9)	—	(1.9)	—
Intersegment costs and expenses (e)	(1.4)	—	(1.4)	—
Contribution margin	$157.7	$249.9	$669.0	$745.2
Total segment revenues and sales from external customers	$722.6	$292.2	$1,317.3	$873.6
Total intersegment revenues	32.3	—	32.3	—
Total segment revenues and sales	754.9	292.2	1,349.6	873.6
Total segment expenses	(337.3)	(42.3)	(420.7)	(128.4)
Total intersegment costs and expenses	(32.3)	—	(32.3)	—
Total segment contribution margin	$385.3	$249.9	$896.6	$745.2

(a)Consists of intercompany charges to Uniti Solutions and Fiber Infrastructure for resale access services.

(b)Includes advertising, contract services and fees, fleet-related expenses (e.g., leasing costs, fuel, maintenance and repair costs), and employee-related travel costs.

(c)Includes federal and state USF fees, provision for credit losses, equipment-related shipping and refurbishment costs, and cost of sales.

(d)Customer access expense represents the portion of interconnect costs directly assigned to the segment.

(e)Reflects the offsetting expense effects of the intercompany billing agreements between segments.

(f)Consists of intercompany charges to Kinetic for licensing fees related to the usage of the OfficeSuite UC© product.

(g)Includes support agreements, contract services and fees, and employee-related travel costs.

(h)Includes federal and state USF fees, provision for credit losses, third-party commissions, staff augmentation for professional services, product licensing fees, and cost of sales.

(i)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(j)Includes advertising, contract services and fees, and employee-related travel costs.

(k)Includes federal and state USF fees, provision for credit losses, early termination fees, and cost of fiber sales.

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Kinetic	$147.7	$—	$147.7	$—
Uniti Solutions	4.9	—	4.9	—
Fiber Infrastructure	52.7	65.0	298.1	327.8
Total segment capital expenditures	205.3	65.0	450.7	327.8
Corporate/Shared (a)	9.6	—	10.5	—
Total	$214.9	$65.0	$461.2	$327.8

(a)Represents capital expenditures not directly assigned to the segments and primarily consists of capital outlays for network enhancements and information technology-related projects benefiting Uniti as a whole.

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Total segment revenues and sales	$754.9	$292.2	$1,349.6	$873.6
Intersegment revenues	(32.3)	—	(32.3)	—
Total consolidated revenues and sales	$722.6	$292.2	$1,317.3	$873.6

The following table reconciles total segment contribution margin to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2025	2024	2025	2024
Total segment contribution margin	$385.3	$249.9	$896.6	$745.2
Depreciation and amortization	(202.3)	(79.3)	(361.7)	(234.9)
Gain on sale of operating assets	—	—	—	19.0
Transaction related and other costs	(157.7)	(14.4)	(179.0)	(31.1)
Corporate/shared operating expenses	(57.5)	(14.6)	(88.4)	(44.6)
Amortization of non-cash rights-of-use assets	(0.3)	(0.8)	(2.0)	(2.5)
Severance costs	—	(0.1)	—	(1.6)
Stock-based compensation	(10.1)	(3.4)	(17.4)	(10.1)
Other (expense) income, net	(0.2)	—	(1.3)	0.3
Gain on settlement of preexisting relationships	1,685.4	—	1,685.4	—
Interest expense	(168.2)	(131.0)	(467.0)	(381.7)
Income tax benefit	134.5	5.9	145.2	13.8
Net income	$1,608.9	$12.2	$1,610.4	$71.8

Note 13. Income Taxes:

On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act (the “Act”), was signed into law in the U.S. and contains a broad range of tax reform provisions affecting businesses. We evaluated the Act during the three months ended September 30, 2025. The change in law, specifically to IRC Sec. 163(j), will reduce the amount of interest expense that is disallowed annually and is factored into the company’s assessment of the realizability of its deferred tax assets, including disallowed interest expense carryforward. We expect the Act will change the timing of our cash tax payments in future periods. We will continue to evaluate the impact of the Act as additional guidance becomes available.

In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three and nine months ended September 30, 2025, we recorded income tax benefits resulting in effective tax rates of (9.1)% and (9.9)%, respectively. The effective tax rates differed from the statutory rate for the three and nine months ended September 30, 2025 primarily due to the nontaxable gain on settlement of preexisting relationships and deferred tax benefits, net of changes in valuation allowance, resulting from the Merger and related transactions, including deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company’s assets following the closing of the Merger, as well as change in valuation allowance recorded against current year income. Following the Merger, the Company no longer operates as a REIT and is therefore subject to U.S. federal, state and local corporate income taxes.

The table below further details the components of the income tax benefits recorded as of:

(Millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Income before income taxes	$1,474.4	$1,465.2

Income tax expense at U.S. statutory federal rate	$309.6	$307.7
Nontaxable gain on settlement of preexisting relationships	(353.9)	(353.9)
State income taxes, net of federal benefit	2.7	1.6
Benefit of REIT status for the pre-Merger period	12.4	6.0
Permanent differences	(7.5)	(7.0)
Deferred tax impact of REIT liquidation	(675.8)	(675.8)
Changes in valuation	581.7	581.7
Reversal of unrecognized tax benefit related to expiration of statute	—	(3.0)
Other	(3.7)	(2.5)
Total income tax benefit	$(134.5)	$(145.2)

For the three and nine months ended September 30, 2024, we recorded income tax benefits of $5.9 million and $13.8 million, respectively, resulting in effective tax rates of (94.3)% and (23.9)%, respectively. The provision for income taxes differed from the statutory rate for the three and nine months ended September 30, 2024 primarily due to the benefit of Old Uniti’s REIT status.

During the nine months ended September 30, 2025, we recognized $3.0 million of previously unrecognized tax benefits due to expiration of statute. The Company has no remaining liability for unrecognized tax benefits as of September 30, 2025.

Note 14. Commitments and Contingencies:

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations. We have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any specific period could be materially affected by changes in its assumptions or the effectiveness of its strategies related to these proceedings. Legal expenses associated with loss contingencies are expensed as incurred.

Windstream Pre-Merger Commitments

Prior to the Merger, in accordance with the terms of the settlement agreement with Windstream, including entry into the Windstream Leases, Old Uniti was obligated to make up to $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020. Old Uniti had the option to prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). In July 2025, Old Uniti made the final quarterly cash installment due under the settlement agreement. As of July 31, 2025, Old Uniti had made payments totaling $484.9 million.

Additionally, beginning in October 2020, Old Uniti was obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Old Uniti’s reimbursement commitment for Growth Capital Improvements did not require it to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the CLEC MLA, up to $70.0 million during the term), and each such reimbursement was subject to underwriting standards. Old Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225.0 million in 2024, and were limited to $175.0 million per year in 2025 and 2026; and $125.0 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeded the annual limit for such calendar year, Windstream (or such tenant, as the case may be) could have submitted such excess costs for reimbursement in any subsequent year and such excess costs would have been funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term was less than the annual limit for such calendar year, the unfunded amount in any calendar year would have carried-over and could have been added to the annual limits for subsequent calendar years, subject to an annual limit of $250.0 million in any calendar year. During the seven months ended July 31, 2025, Old Uniti reimbursed Windstream for $175.0 million of Growth Capital Improvements, all of which were for the reimbursement of capital improvements completed in 2024 that were previously classified as tenant funded capital improvements. As of the date of the Merger, Old Uniti had reimbursed Windstream a total of $1.2 billion of Growth Capital Improvements.

Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease increased by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate thereafter increased to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease was transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Old Uniti transferred its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations would have been allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that was allocated to the CLEC MLA following such transfer was $20.0 million per year. If Old Uniti failed to reimburse any Growth Capital Improvement reimbursement payment or equipment loan funding request as and when it was required to do so under the terms of the Windstream Leases, and such failure continued for thirty (30) days, then such unreimbursed amounts would have been applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts thereafter would have been treated as if Old Uniti had reimbursed them).

Finally, Old Uniti and Windstream had entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Old Uniti provided up to $125.0 million (limited to $25.0 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans accrued at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement was the sole property of Windstream; however, Old Uniti received a first-lien security interest in the equipment purchased with the loans. No such loans were made as of the date of the Merger. Following the Merger, all such pre-existing relationships between Old Uniti and Windstream and the related transactions and balances became intercompany transactions under New Uniti.

Note 15. Supplementary Unrestricted Subsidiary Information:

During 2024, we formed the Uniti Fiber ABS Parent LLC (“ABS Parent”) and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s senior notes. See Note 5.

Below are the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, and the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025 and 2024, respectively, of such unrestricted subsidiaries:

	As of September 30, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.9	$156.1	$—	$158.0
Restricted cash	68.5	5.4	—	73.9
Accounts receivable, net	11.2	372.7	(38.6)	345.3
Prepaid expenses	—	104.0	—	104.0
Other current assets	—	193.0	—	193.0
Total current assets	81.6	831.2	(38.6)	874.2
Goodwill	—	1,164.3	—	1,164.3
Intangible assets, net	—	1,352.4	—	1,352.4
Property, plant and equipment, net	448.7	7,610.7	—	8,059.4
Operating lease right-of-use assets, net	—	541.4	—	541.4
Other assets	23.2	95.6	(31.3)	87.5
Total assets	$553.5	$11,595.6	$(69.9)	$12,079.2
Liabilities and shareholders' equity (deficit):
Current liabilities:
Accounts payable	$34.0	$166.5	$(38.6)	$161.9
Deferred revenue	6.0	179.2	—	185.2
Current portion of operating lease obligations	—	124.3	—	124.3
Accrued taxes	2.4	63.9	—	66.3
Accrued interest	7.6	153.9	—	161.5
Other current liabilities	—	371.1	—	371.1
Total current liabilities	50.0	1,058.9	(38.6)	1,070.3
Notes and other debt, net	577.9	8,728.5	(21.3)	9,285.1
Noncurrent operating lease obligations	—	381.3	—	381.3
Noncurrent deferred revenue	51.5	337.9	(10.0)	379.4
Deferred income tax assets, net	—	13.7	—	13.7
Other liabilities	—	268.6	—	268.6
Total liabilities	679.4	10,788.9	(69.9)	11,398.4
Shareholders' (deficit) equity:
Total shareholders' (deficit) equity	(125.9)	806.7	—	680.8
Total liabilities and shareholders' equity (deficit)	$553.5	$11,595.6	$(69.9)	$12,079.2

	As of December 31, 2024
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.7	$153.9	$—	$155.6
Restricted cash	28.1	0.1	—	28.2
Accounts receivable, net	9.0	46.4	(3.9)	51.5
Prepaid expenses	—	16.2	—	16.2
Other current assets	0.1	18.0	—	18.1
Total current assets	38.9	234.6	(3.9)	269.6
Goodwill	—	157.4	—	157.4
Intangible assets, net	—	275.4	—	275.4
Property, plant and equipment, net	446.5	3,763.2	—	4,209.7
Operating lease right-of-use assets, net	—	126.8	—	126.8
Deferred income tax assets, net	—	128.0	—	128.0
Other assets	0.8	284.9	(170.5)	115.2
Total assets	$486.2	$4,970.3	$(174.4)	$5,282.1
Liabilities and shareholders' equity (deficit):
Current liabilities:
Accounts payable	$3.2	$14.3	$(3.9)	$13.6
Deferred revenue	4.6	79.9	—	84.5
Current portion of operating lease obligations	—	12.7	—	12.7
Accrued taxes	0.2	6.9	—	7.1
Accrued interest	0.9	143.0	—	143.9
Other current liabilities	—	118.9	—	118.9
Total current liabilities	8.9	375.7	(3.9)	380.7
Notes and other debt, net	271.3	5,512.3	—	5,783.6
Noncurrent operating lease obligations	—	67.8	—	67.8
Noncurrent deferred revenue	38.9	1,277.6	—	1,316.5
Other liabilities	—	185.4	—	185.4
Total liabilities	319.1	7,418.8	(3.9)	7,734.0
Shareholders' equity (deficit):
Total shareholders' equity (deficit)	167.2	(2,448.6)	(170.5)	(2,451.9)
Total liabilities and shareholders' equity (deficit)	$486.3	$4,970.2	$(174.4)	$5,282.1

	Nine Months Ended September 30, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$104.3	$1,260.5	$(47.5)	$1,317.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	38.5	324.4	(39.2)	323.7
Cost of sales (exclusive of depreciation and amortization)	—	27.4	—	27.4
Selling, general and administrative	9.8	175.9	(8.3)	177.4
Depreciation and amortization	17.5	344.2	—	361.7
Gain on sale of operating assets	—	—	—	—
Transaction related and other costs	—	179.0	—	179.0
Total costs and expenses	65.8	1,050.9	(47.5)	1,069.2
Operating income	38.5	209.6	—	248.1
Other expense, net	—	(1.3)	—	(1.3)
Gain on settlement of preexisting relationships	0.2	1,685.2	—	1,685.4
Interest expense, net	(32.6)	(434.4)	—	(467.0)
Income before income taxes	6.1	1,459.1	—	1,465.2
Income tax benefit	—	145.2	—	145.2
Net income	$6.1	$1,604.3	$—	$1,610.4

	Nine Months Ended September 30, 2024
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$46.8	$836.8	$(10.0)	$873.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	—	98.5	—	98.5
Cost of sales (exclusive of depreciation and amortization)	—	8.2	—	8.2
Selling, general and administrative	23.6	66.9	(10.0)	80.5
Depreciation and amortization	12.1	222.8	—	234.9
Gain on sale of operating assets	—	(19.0)	—	(19.0)
Transaction related and other costs	—	31.1	—	31.1
Total costs and expenses	35.7	408.5	(10.0)	434.2
Operating income	11.1	428.3	—	439.4
Other income, net	—	0.3	—	0.3
Interest expense, net	(17.0)	(364.7)	—	(381.7)
(Loss) income before income taxes	(5.9)	63.9	—	58.0
Income tax benefit	—	13.8	—	13.8
Net (loss) income	$(5.9)	$77.7	$—	$71.8

Note 16. Subsequent Events:

Debt Refinancing

Senior Secured Notes – On October 6, 2025, Windstream Services completed a private offering of $1,400.0 million aggregate principal amount of 7.500% Senior Secured Notes due 2033 (the “7.500% secured notes”). Windstream Services used the net proceeds from the offering, together with the proceeds of the New Term Loan (as defined and described below), to fund the redemption in full of its outstanding 10.50% secured notes, and to pay any related premiums, fees and expenses in connection with the foregoing. On October 6, 2025, the 10.50% secured notes were redeemed in full and the 10.50% secured notes indenture was satisfied and discharged.

The 7.500% secured notes were issued at an issue price of 100.0% of their principal amount pursuant to an indenture, dated as of October 06, 2025 (the “7.500% secured notes indenture”), among Windstream Services, as issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The 7.500% secured notes mature on October 15, 2033 and bear interest at a rate of 7.500% per year. Interest on the 7.500% secured notes is payable on March 15 and September 15 of each year, beginning on March 15, 2026.

Windstream Services may redeem the 7.500% secured notes, in whole or in part, at any time prior to October 15, 2028 at a redemption price equal to 100% of the principal amount of the 7.500% secured notes redeemed plus accrued and unpaid interest on the 7.500% secured notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the 7.500% secured notes indenture. Thereafter, Windstream Services may redeem the 7.500% secured notes in whole or in part, at the redemption prices set forth in the 7.500% secured notes indenture. In addition, prior to October 15, 2028, Windstream Services may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the 7.500% secured notes in any twelve-month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Further, at any time on or prior to October 15, 2028, up to 40% of the aggregate principal amount of the 7.500% secured notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 7.500% secured notes remains outstanding. If certain changes of control of Windstream Services occur, holders of the 7.500% secured notes will have the right to require Windstream Services to offer to repurchase their 7.500% secured notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 7.500% secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Uniti Group LLC (the Company’s indirect subsidiary and Windstream Services’ parent company) and on a senior secured basis by each of Windstream Services’ existing and future restricted subsidiaries that is an issuer, obligor or guarantor under the senior secured credit facilities and the existing secured notes, other than certain subsidiaries for which regulatory approval is required to issue guarantees (the “Subsidiary Guarantors”). In addition, Windstream Services will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of Windstream Services to guarantee the 7.500% secured notes, including by making filings to obtain such approval within 60 days of the issuance of the 7.500% secured notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 7.500% secured notes.

The 7.500% secured notes and the related guarantees are Windstream Services’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of Windstream Services’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of Windstream Services and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the 7.500% secured notes; effectively equal with all of Windstream Services’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of Windstream Services’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 7.500% secured notes. The guarantee of the Company and Uniti Group LLC will be their senior unsecured obligations and will rank equally in right of payment with all of their respective existing and future unsubordinated obligations and senior in right of payment to any of their respective subordinated indebtedness. The 7.500% secured notes and the related guarantees will also be effectively subordinated to any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral securing the 7.500% secured notes to the extent of the value of such assets, and to any existing or future secured indebtedness of the Company and Uniti Group LLC to the extent of the value of the assets securing such indebtedness.

The 7.500% secured notes and the related guarantees will be secured by liens on substantially all of the assets of Windstream Services and the Subsidiary Guarantors, which assets also ratably secure obligations under the Company’s existing secured notes and senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral will not include real property below a specified threshold of value.

The 7.500% secured notes indenture contains customary high yield covenants limiting the ability of Windstream Services and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of Windstream Services and its restricted subsidiaries to pay dividends or other amounts to Windstream Services. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 7.500% secured notes indenture also contains customary events of default.

Windstream Revolver Amendment and New Term Loans – On October 6, 2025, Windstream Services entered into an amendment to the Windstream Credit Agreement to (i) subject to receipt of customary regulatory approvals, extend the maturity date of the revolving facility thereunder (the “Revolving Credit Facility”) to December 30, 2027,and (ii) provide for a new seven-year term loan facility with a principal amount of $1,000.0 million (the “New Term Loan”). The Revolving Credit Facility will have $475.0 million of capacity through January 23, 2027 and $425.0 million of capacity through December 30, 2027. Voluntary prepayments of borrowings under the Windstream Credit Agreement are currently permitted at any time without premium or penalty; provided that any voluntary prepayment, refinancing or repricing of the New Term Loan in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the New Term Loan shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced. The New Term Loan will include mandatory prepayments, restrictive covenants and events of defaults consistent with the existing Windstream Credit Agreement. The New Term Loan will bear interest based on a floating rate plus a margin (which, at Windstream Services’ election, may be the Base Rate plus 3.00% or the Adjusted Term SOFR Rate plus 4.00% (each as defined in the legacy Windstream Credit Agreement, provided that the Adjusted Term SOFR Rate “floor” shall be 0.00%)).

Uniti Revolver Amendment – On October 6, 2025, Windstream Services entered into an amendment to the Uniti Credit Agreement to, subject to receipt of customary regulatory approvals, extend the maturity date of the revolving facility thereunder to December 30, 2027.

ABS Notes Offering – On October 24, 2025, Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Note Issuers”), completed a private offering of $250.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $28.2 million 5.621% Series 2025-2, Class B term notes and $41.8 million 7.834% Series 2025-2, Class C term notes (collectively, the “ABS-2 Notes”), each with an anticipated repayment date (the “ABS-2 ARD”) in January 2031. The Company intends to use the net proceeds for general corporate purposes, including the repayment of outstanding debt.

The ABS-2 Notes were issued at an issue price of 100.0% of their respective principal amounts pursuant to an amended and restated indenture, dated as of October 24, 2025 (the “Base Indenture”), as supplemented by a Series 2025-2 Supplement thereto, dated as of October 24, 2025 (the “Series 2025-2 Supplement”), in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the ABS-2 Notes, the Base Indenture, as supplemented by the Series 2025-2 Supplement, also permits up to $75.0 million of Series 2052-2, Class A-1 variable funding notes (the “Class A-1 Variable Funding Notes” and, together with the ABS-2 Notes, collectively, the “Series 2025-2 Notes”) issued by the ABS Note Issuers. Drawings and the other terms related to the Class A-1 Variable Funding Notes are governed by the Base Indenture, as supplemented by the Series 2025-2 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of October 24, 2025 (the “VFN Purchase Agreement”), among the Obligors, Uniti Fiber Holdings Inc., as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. Subject to the future satisfaction of certain conditions described in the VFN Purchase Agreement, the committed note purchasers party thereto will provide commitments to fund the Class A-1 Variable Funding Notes from time to time (and issue certain letters of credit) on a revolving basis until the final anticipated repayment date for the Class A-1 Variable Funding Notes (or, if earlier, the date on which the commitments thereunder are automatically terminated or permanently reduced to $0). The initial anticipated repayment date for the Class A-1 Variable Funding Notes (the “VFN ARD” and together with the ABS-2 ARD, collectively, the “ARD”) is January 2029 and may be extended at the option of the ABS Note Issuers for two additional one-year periods, in each case subject to the satisfaction of certain conditions described in the VFN Purchase Agreement. The ABS Note Issuers expect to satisfy the availability conditions to establish the commitments under, and to thereafter fund, the Class A-1 Variable Funding Notes, however, there can be no assurance that the ABS Note Issuers will ever be able to satisfy such conditions or that the Class A-1 Variable Funding Notes will ever be drawn even if so satisfied.

While the Series 2025-2 Notes are outstanding, scheduled payments of interest are required to be made on the 20th of each January, April, July and October of each year, commencing on January 20, 2026. No principal payments will be due on the Series 2025-2 Notes prior to the applicable ARD, unless certain rapid amortization or acceleration triggers are activated (and/or, in the case of the Series 2025-2 Variable Funding Notes, the occurrence and continuance of an event of default).

The legal final maturity date of each class of the Series 2025-2 Notes is in January 2056. If the ABS Note Issuers have not repaid or refinanced any Series 2025-2 Notes prior to the relevant ARD, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the amount, if any, by which the sum of the following exceeds the interest rate for such Series 2025-2 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the relevant ARD for such Series 2025-2 Note of the United States treasury security having a remaining term closest to 10 years plus (B) 5.00% per annum plus (C) the post-ARD note spread applicable to such Series 2025-2 Notes.

The issuance of the Series 2025-2 Notes represents the first issuance of the fiber network revenue variable funding notes, and the second issuance of fiber network revenue term notes, each issued under the Company’s existing securitization program. The securitization program involves certain of the Company’s fiber network assets and related customer contracts in the States of Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina. As of the closing of the transactions on October 24, 2025, the ABS Notes Issuers now have $839.0 million aggregate principal amount of revenue term notes outstanding and $0 principal amount of variable funding notes outstanding. The Base Indenture allows the ABS Notes Issuers to issue additional series of notes subject to certain conditions set forth therein.

The ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes issued under the Base Indenture, as supplemented by the Series 2025-2 Supplement, on February 3, 2025 are obligations only of the ABS Notes Obligors pursuant to the Base Indenture, as supplemented by the Series 2025-2 Supplement. Pursuant to the Base Indenture, as supplemented by the Series 2025-2 Supplement, and the related transaction documents, the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are guaranteed by each Asset Entity and each of the ABS Notes Issuer’s respective direct parent entity companies (each, a “Holdco Guarantor”), and such guarantees and the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are secured by security interests in the equity interests in each of the ABS Notes Issuers and substantially all of the assets of the ABS Notes Issuers and the other ABS Notes Obligors, which assets are primarily the fiber network assets and related customer contracts in the States of Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina that have been sold or contributed to the Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Obligors and the Holdco Guarantors (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the ABS Notes Obligors under the Base Indenture or the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, and neither the Holdco Guarantors, the ABS Notes Issuers nor any of the other ABS Notes Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Series 2025-2 Notes prior to the quarterly payment date in January 2029, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Base Indenture, as supplemented by the Series 2025-2 Supplement, the Class A-1 Variable Funding Notes and the existing ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Series 2025-2 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

New Interest Rate Swap Agreements – In conjunction with the debt refinancing, on October 6, 2025, the Company entered into three new pay fixed, receive variable interest rate swap agreements with two bank counterparties. The first swap has a notional value of $400.0 million, fixed rate paid of 3.332% and matures on October 31, 2028. The second swap has a notional value of $400.0 million, fixed rate paid of 3.365% and matures on October 31, 2029. The third swap has a notional value of $400.0 million, fixed rate paid of 3.417% and matures on October 31, 2030. For all three interest rate swaps, the variable rate received is the one-month USD-SOFR (not subject to a floor) that resets at the end of each month. The Company has designated the swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its Credit Agreements due to changes in the benchmark interest rate.

Pension Plan Contribution – On October 15, 2025, the Company made in cash its required quarterly employer contribution to the qualified pension plan for the 2025 plan year of $4.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and Uniti Group LLC’s (f/k/a Uniti Group Inc., “Old Uniti”) Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the “Annual Report”).

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.“ and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.1 million customers, including more than 500,000 residential fiber customers, with a network that includes 1.7 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 8 and 12 for additional information regarding the Company’s business segments.

Prior to the Merger, Old Uniti was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti managed its operations within two primary lines of business: Uniti Fiber and Uniti Leasing.

Completion of Merger with Windstream

On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, New Uniti HoldCo LP, and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc. and Old Uniti ceased to be a REIT and the Company does not qualify to be a REIT. The common stock of the Company (“New Uniti Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding was automatically cancelled and retired and converted into the right to receive 0.6029 shares of New Uniti Common Stock par value $0.0001 per share pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger, Old Uniti’s and Windstream’s stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase New Uniti Common Stock referenced below.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of New Uniti Common Stock representing approximately 35.42% of the outstanding shares of New Uniti Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“New Uniti Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share (“New Uniti Warrants”), representing approximately 6.9% of the outstanding New Uniti Common Stock immediately following the closing of the Merger on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

The Merger was a taxable transaction for U.S. federal income tax purposes. In connection with the Merger, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a proposed post-closing restructuring, which was effected after the Merger. As a result of the post-closing restructuring, the Company obtained a step-up in the tax basis of certain assets of Old Uniti. See Notes 2 and 3 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the Merger.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Because Old Uniti is treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the condensed consolidated financial statements reflect the combined results of Old Uniti and Windstream.

Segments

Following the completion of the Merger, we updated our segment structure to include new operating segments for the acquired Windstream businesses, combined the legacy fiber and leasing businesses into a new segment and no longer reported corporate separately. Prior period segment information has been recast to reflect these changes for all periods presented. Our reportable business segments are as follows:

Kinetic – We manage as one business our residential, business and wholesale operations in markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customer needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Kinetic service revenues also include revenue from federal and state Universal Service Fund (“USF”) programs, amounts received from the Rural Digital Opportunity Fund (“RDOF”), and certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs. Kinetic sales revenues include sales of various types of communications equipment and products to customers, including selling network equipment to contractors on a wholesale basis.

Uniti Solutions – We manage as one business our mid-market and large business customers located within markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”) and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including time-division multiplexing (“TDM”) voice and data services and certain surcharges assessed to customers. Uniti Solutions sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

Fiber Infrastructure – We manage as one business our legacy fiber and leasing businesses combined with the CLEC portion of Windstream's acquired wholesale business. Our Fiber Infrastructure operations are focused on providing network bandwidth to other telecommunications carriers, network operators, content providers, and large cloud computing and storage service providers. Services provided include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We are also engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. Fiber Infrastructure sales revenues primarily represent amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer.

We evaluate the performance of each segment based on segment contribution margin which is computed as segment revenues and sales less segment expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment expenses include direct expenses incurred in providing services and products to segment customers and selling, general and administrative expenses that are directly associated with specific segment customers or activities. These direct expenses include network access and facilities, network operations and engineering, customer specific access costs, cost of sales, field operations, service delivery, sales and marketing, product development, licensing fees, provision for estimated credit losses, and compensation and benefit costs for employees directly assigned to the segments.

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. We also do not assign to the segments depreciation and amortization expense, gain on sale of operating assets or transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense has also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax benefit (expense) are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Other Significant Developments

Debt Restructuring Subsequent to Merger

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under New Uniti. On August 4, 2025, among other transactions, Uniti Group LP, the borrower under Old Uniti’s indebtedness, was merged with and into Windstream Services LLC (“Windstream Services”), the borrower under Windstream’s indebtedness, as part of an internal reorganization (the “Internal Reorganization”). Accordingly, all of the existing indebtedness of Old Uniti and Windstream became obligations of the same borrowing entity, and each subsidiary of Old Uniti that had guaranteed its debt guaranteed the existing debt of Windstream and vice versa. To effectuate this, the obligors to Old Uniti’s and Windstream’s respective indebtedness (the “Obligors”) entered into supplemental indentures, each dated August 4, 2025 (the “Supplemental Indentures”) to the indentures governing Old Uniti’s and Windstream’s outstanding senior notes and joinder agreements, each dated August 4, 2025 (the “Joinder Agreements”) in respect of Old Uniti’s and Windstream’s respective existing credit agreements. In addition, the existing Windstream intercreditor agreement was terminated and the Windstream existing debt parties entered into joinders to the existing Old Uniti intercreditor agreement and certain supplements and amendments to the existing Windstream collateral documents and the Old Uniti collateral documents (such collateral documents, as amended, collectively with the Supplemental Indentures and the Joinder Agreements, the “Reorg Documents”). Under the Supplemental Indentures, the Joinder Agreements and the other Reorg Documents, (x) Windstream Services has succeeded to Uniti Group LP as issuer or borrower, as the case may be, under Old Uniti’s indebtedness and (y) the Obligors of Old Uniti’s indebtedness now guarantee and, if applicable, provide security for, Windstream’s indebtedness, and the Obligors of Windstream’s senior indebtedness now guarantee and, if applicable, provide security, for Old Uniti’s indebtedness. Additionally, in connection with the Internal Reorganization, the Windstream revolving credit facility became pari passu with the other first lien debt of both entities. As a consequence of implementing the Internal Reorganization, the restrictive covenants within the Old Uniti and Windstream indebtedness preventing Old Uniti and Windstream to efficiently operate together have effectively been eliminated.

Debt Refinancing

Senior Secured Notes – On October 6, 2025, Windstream Services completed a private offering of $1,400.0 million aggregate principal amount of 7.500% Senior Secured Notes due 2033 (the “7.500% secured notes”). Windstream Services used the net proceeds from the offering, together with the proceeds of the New Term Loan (as defined and described below), to fund the redemption in full of its outstanding 10.50% secured notes, and to pay any related premiums, fees and expenses in connection with the foregoing. On October 6, 2025, the 10.50% secured notes were redeemed in full and the 10.50% secured notes indenture was satisfied and discharged the 7.500% secured notes indenture.

The 7.500% secured notes were issued at an issue price of 100.0% of their principal amount pursuant to an indenture, dated as of October 6, 2025 (the “7.500% secured notes indenture”), among Windstream Services, as issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The 7.500% secured notes mature on October 15, 2033 and bear interest at a rate of 7.500% per year. Interest on the 7.500% secured notes is payable on March 15 and September 15 of each year, beginning on March 15, 2026.

Windstream Services may redeem the 7.500% secured notes, in whole or in part, at any time prior to October 15, 2028 at a redemption price equal to 100% of the principal amount of the 7.500% secured notes redeemed plus accrued and unpaid interest on the 7.500% secured notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the 7.500% secured notes indenture. Thereafter, Windstream Services may redeem the 7.500% secured notes in whole or in part, at the redemption prices set forth in the 7.500% secured notes indenture. In addition, prior to October 15, 2028, Windstream Services may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the 7.500% secured notes in any twelve-month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Further, at any time on or prior to October 15, 2028, up to 40% of the aggregate principal amount of the 7.500% secured notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 7.500% secured notes remains outstanding. If certain changes of control of Windstream Services occur, holders of the 7.500% secured notes will have the right to require Windstream Services to offer to repurchase their 7.500% secured notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 7.500% secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Uniti Group LLC (the Company’s indirect subsidiary and Windstream Services’ parent company) and on a senior secured basis by each of Windstream Services’ existing and future restricted subsidiaries that is an issuer, obligor or guarantor under the senior secured credit facilities and the existing secured notes, other than certain subsidiaries for which regulatory approval is required to issue guarantees (the “Subsidiary Guarantors”). In addition, Windstream Services will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of Windstream Services to guarantee the 7.500% secured notes, including by making filings to obtain such approval within 60 days of the issuance of the 7.500% secured notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 7.500% secured notes.

The 7.500% secured notes and the related guarantees are Windstream Services’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of Windstream Services’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of Windstream Services and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the 7.500% secured notes; effectively equal with all of Windstream Services’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of Windstream Services’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 7.500% secured notes. The guarantee of the Company and Uniti Group LLC will be their senior unsecured obligations and will rank equally in right of payment with all of their respective existing and future unsubordinated obligations and senior in right of payment to any of their respective subordinated indebtedness. The 7.500% secured notes and the related guarantees will also be effectively subordinated to any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral securing the 7.500% secured notes to the extent of the value of such assets, and to any existing or future secured indebtedness of the Company and Uniti Group LLC to the extent of the value of the assets securing such indebtedness.

The 7.500% secured notes and the related guarantees will be secured by liens on substantially all of the assets of Windstream Services and the Subsidiary Guarantors, which assets also ratably secure obligations under the Company’s existing secured notes and senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral will not include real property below a specified threshold of value.

The 7.500% secured notes indenture contains customary high yield covenants limiting the ability of Windstream Services and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of Windstream Services and its restricted subsidiaries to pay dividends or other amounts to Windstream Services. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 7.500% secured notes indenture also contains customary events of default.

Windstream Revolver Amendment and New Term Loans – On October 6, 2025, Windstream Services entered into an amendment to the Windstream Credit Agreement to (i) subject to receipt of customary regulatory approvals, extend the maturity date of the revolving facility thereunder (the “Revolving Credit Facility”) to December 30, 2027,and (ii) provide for a new seven-year term loan facility with a principal amount of $1,000.0 million (the “New Term Loan”). The Revolving Credit Facility will have $475.0 million of capacity through January 23, 2027 and $425.0 million of capacity through December 30, 2027. Voluntary prepayments of borrowings under the Windstream Credit Agreement are currently permitted at any time without premium or penalty; provided that any voluntary prepayment, refinancing or repricing of the New Term Loan in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the New Term Loan shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced. The New Term Loan will include mandatory prepayments, restrictive covenants and events of defaults consistent with the existing Windstream Credit Agreement. The New Term Loan will bear interest based on a floating rate plus a margin (which, at Windstream Services’ election, may be the Base Rate plus 3.00% or the Adjusted Term SOFR Rate plus 4.00% (each as defined in the legacy Windstream Credit Agreement, provided that the Adjusted Term SOFR Rate “floor” shall be 0.00%)).

Uniti Revolver Amendment – On October 6, 2025, Windstream Services entered into an amendment to the senior secured credit facility entered into by Windstream Services (as successor to Uniti Group LP), CSL Capital, LLC and Uniti Group Finance 2019 Inc. (the “Uniti Credit Agreement”) to, subject to receipt of customary regulatory approvals, extend the maturity date of the revolving facility thereunder to December 30, 2027.

New Interest Rate Swap Agreements – In conjunction with the debt refinancing, on October 6, 2025, the Company entered into three new pay fixed, receive variable interest rate swap agreements with two bank counterparties. The first swap has a notional value of $400.0 million, fixed rate paid of 3.417% and matures on October 31, 2028. The second swap has a notional value of $400.0 million, fixed rate paid of 3.365% and matures on October 31, 2029. The third swap has a notional value of $400.0 million, fixed rate paid of 3.332% and matures on October 31, 2030. For all three interest rate swaps, the variable rate received is the one-month USD-SOFR rate (not subject to a floor) that resets at the end of each month. The Company has designated the swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its Credit Agreements due to changes in the benchmark interest rate.

ABS Notes Offering – On October 24, 2025, Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Note Issuers”), completed a private offering of $250.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $28.2 million 5.621% Series 2025-2, Class B term notes and $41.8 million 7.834% Series 2025-2, Class C term notes (collectively, the “ABS-2 Notes”), each with an anticipated repayment date (the “ABS-2 ARD”) in January 2031. The Company intends to use the net proceeds for general corporate purposes, including the repayment of outstanding debt.

The ABS-2 Notes were issued at an issue price of 100.0% of their respective principal amounts pursuant to an amended and restated indenture, dated as of October 24, 2025 (the “Base Indenture”), as supplemented by a Series 2025-2 Supplement thereto, dated as of October 24, 2025 (the “Series 2025-2 Supplement”), in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the ABS-2 Notes, the Base Indenture, as supplemented by the Series 2025-2 Supplement, also permits up to $75.0 million of Series 2052-2, Class A-1 variable funding notes (the “Class A-1 Variable Funding Notes” and, together with the ABS-2 Notes, collectively, the “Series 2025-2 Notes”) issued by the ABS Note Issuers. Drawings and the other terms related to the Class A-1 Variable Funding Notes are governed by the Base Indenture, as supplemented by the Series 2025-2 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of October 24, 2025 (the “VFN Purchase Agreement”), among the Obligors, Uniti Fiber Holdings Inc., as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. Subject to the future satisfaction of certain conditions described in the VFN Purchase Agreement, the committed note purchasers party thereto will provide commitments to fund the Class A-1 Variable Funding Notes from time to time (and issue certain letters of credit) on a revolving basis until the final anticipated repayment date for the Class A-1 Variable Funding Notes (or, if earlier, the date on which the commitments thereunder are automatically terminated or permanently reduced to $0). The initial anticipated repayment date for the Class A-1 Variable Funding Notes (the “VFN ARD” and together with the ABS-2 ARD, collectively, the “ARD”) is January 2029 and may be extended at the option of the ABS Note Issuers for two additional one-year periods, in each case subject to the satisfaction of certain conditions described in the VFN Purchase Agreement. The ABS Note Issuers expect to satisfy the availability conditions to establish the commitments under, and to thereafter fund, the Class A-1 Variable Funding Notes, however, there can be no assurance that the ABS Note Issuers will ever be able to satisfy such conditions or that the Class A-1 Variable Funding Notes will ever be drawn even if so satisfied.

While the Series 2025-2 Notes are outstanding, scheduled payments of interest are required to be made on the 20th of each January, April, July and October of each year, commencing on January 20, 2026. No principal payments will be due on the Series 2025-2 Notes prior to the applicable ARD, unless certain rapid amortization or acceleration triggers are activated (and/or, in the case of the Series 2025-2 Variable Funding Notes, the occurrence and continuance of an event of default).

The legal final maturity date of each class of the Series 2025-2 Notes is in January 2056. If the ABS Note Issuers have not repaid or refinanced any Series 2025-2 Notes prior to the relevant ARD, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the amount, if any, by which the sum of the following exceeds the interest rate for such Series 2025-2 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the relevant ARD for such Series 2025-2 Note of the United States treasury security having a remaining term closest to 10 years plus (B) 5.00% per annum plus (C) the post-ARD note spread applicable to such Series 2025-2 Notes.

The issuance of the Series 2025-2 Notes represents the first issuance of the fiber network revenue variable funding notes, and the second issuance of fiber network revenue term notes, each issued under the Company’s existing securitization program. The securitization program involves certain of the Company’s fiber network assets and related customer contracts in the States of Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina. As of the closing of the transactions on October 24, 2025, the ABS Notes Issuers now have $839.0 million aggregate principal amount of revenue term notes outstanding and $0 principal amount of variable funding notes outstanding. The Base Indenture allows the ABS Notes Issuers to issue additional series of notes subject to certain conditions set forth therein.

The ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes issued under the Base Indenture, as supplemented by the Series 2025-2 Supplement, on February 3, 2025 are obligations only of the ABS Notes Obligors pursuant to the Base Indenture, as supplemented by the Series 2025-2 Supplement. Pursuant to the Base Indenture, as supplemented by the Series 2025-2 Supplement, and the related transaction documents, the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are guaranteed by each Asset Entity and each of the ABS Notes Issuer’s respective direct parent entity companies (each, a “Holdco Guarantor”), and such guarantees and the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are secured by security interests in the equity interests in each of the ABS Notes Issuers and substantially all of the assets of the ABS Notes Issuers and the other ABS Notes Obligors, which assets are primarily the fiber network assets and related customer contracts in the States of Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina that have been sold or contributed to the Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Obligors and the Holdco Guarantors (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the ABS Notes Obligors under the Base Indenture or the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, and neither the Holdco Guarantors, the ABS Notes Issuers nor any of the other ABS Notes Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Series 2025-2 Notes prior to the quarterly payment date in January 2029, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Base Indenture, as supplemented by the Series 2025-2 Supplement, the Class A-1 Variable Funding Notes and the existing ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Series 2025-2 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS-2 Notes, the Class A-1 Variable Funding Notes and the existing ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Financial and Performance Highlights

The following is a summary of our operating results for the three and nine months ended September 30, 2025:

•We generated consolidated revenues and sales of $722.6 million and $1,317.3 million for the three and nine months ended September 30, 2025, respectively, up 147% and 51%, respectively, when compared to the same periods a year ago. The Merger accounted for 76% and 42% of our total consolidated revenues and sales, respectively.

•We reported a consolidated operating loss of $42.6 million and generated consolidated operating income of $248.1 million for the three and nine months ended September 30, 2025, respectively, down 131% and 44%, respectively, when compared to the same periods a year ago. The acquired operations of Windstream generated operating income of $104.4 million for the three and nine months ended September 30, 2025. Transaction-related and other costs were $157.7 million in the third quarter of 2025, up $143.3 million from the same period a year ago, primarily due to the Merger.

•Within the Kinetic segment, service revenues and contribution margin were $348.6 million and $155.4 million during the third quarter of 2025, respectively. We extended our fiber coverage during the quarter bringing our total to approximately 1.8 million consumer premises passed or 40% of our Kinetic footprint as of September 30, 2025. We ended the third quarter with 507,000 consumer subscribers on our fiber network, representing a 29% fiber consumer subscriber penetration rate (calculated as the total number of fiber consumer subscribers divided by the total number of consumer premises passed).

•Within the Uniti Solutions segment, we continued execution of our transformation strategy, which is shifting away from legacy TDM revenues and narrowing our focus to emphasize profitability for the valuable base of managed services customers. Service revenues and contribution margin for this segment were $135.3 million and $72.2 million during the third quarter of 2025, respectively.

•Our Fiber Infrastructure segment generated solid operating results highlighted by high demand from carriers, content providers and larger-scale purchasers of network capacity. Service revenues and contribution margin for this segment were $211.4 million and $157.7 million during the third quarter of 2025, respectively. The acquired wholesale business of Windstream generated service revenues of $78.3 million and direct margin of $34.0 million in the third quarter.

Due to the relative size of the acquired Windstream operations in relation to Old Uniti's operations, the Merger had a significant impact on the operating results of the Company for the three and nine months ended September 30, 2025. To facilitate a discussion and analysis of our results on a comparable basis, management has supplemented its discussion of the Company's results of operations under GAAP with supplemental unaudited pro forma condensed combined financial information based on the historical results of operations of Old Uniti and Windstream. See “Supplemental Unaudited Pro Forma Condensed Combined Financial Information” section within this MD&A for further information on the assumptions used in the preparation of the financial information.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results for Uniti:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues	$695.3	$287.5	$407.8	142	$1,282.0	$861.1	$420.9	49
Sales revenues	27.3	4.7	22.6	*	35.3	12.5	22.8	*
Total revenues and sales	722.6	292.2	430.4	147	1,317.3	873.6	443.7	51
Costs and expenses:
Cost of services (a)	261.4	32.8	228.6	*	323.7	98.5	225.2	*
Cost of sales (a)	22.6	1.7	20.9	*	27.4	8.2	19.2	234
Selling, general and administrative	121.2	26.7	94.5	*	177.4	80.5	96.9	120
Depreciation and amortization	202.3	79.3	123.0	155	361.7	234.9	126.8	54
Gain on sale of operating assets (b)	—	—	—	*	—	(19.0)	19.0	(100)
Transaction related and other costs (c)	157.7	14.4	143.3	*	179.0	31.1	147.9	*
Total costs and expenses	765.2	154.9	610.3	*	1,069.2	434.2	635.0	*
Operating (loss) income	(42.6)	137.3	(179.9)	(131)	248.1	439.4	(191.3)	(44)
Other expense (income), net	(0.2)	—	(0.2)	*	(1.3)	0.3	(1.6)	*
Gain on settlement of preexisting relationships (d)	1,685.4	—	1,685.4	*	1,685.4	—	1,685.4	*
Interest expense, net	(168.2)	(131.0)	(37.2)	28	(467.0)	(381.7)	(85.3)	22
Income before income taxes	1,474.4	6.3	1468.1	*	1,465.2	58.0	1407.2	*
Income tax benefit	134.5	5.9	128.6	*	145.2	13.8	131.4	*
Net income	$1,608.9	$12.2	$1,596.7	*	$1,610.4	$71.8	$1,538.6	*
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)For information related to the gain on sale of operating assets recorded in the nine-month period of 2024 see the corresponding section of Note 2 to the condensed consolidated financial statements.

(c)Transaction related and other costs include professional services and fees, integration costs, and other miscellaneous costs. For additional information related to these expenses see the corresponding section of Note 3 to the consolidated financial statements.

(d)In connection with the Merger and the settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during the third quarter of 2025. For additional information related to this gain see the section titled “Settlement of Preexisting Relationships” in Note 3 to the condensed consolidated financial statements.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$538.7	$538.7
Decreases in Fiber Infrastructure service revenues (a)	(130.9)	(117.8)
Net increases in service revenues	$407.8	$420.9

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger.

Sales Revenues

Sales revenues include sales of various types of communications equipment and products to customers including selling network equipment to contractors on a wholesale basis. Consumer product sales include home networking equipment, computers and phones. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $13.6 million and $16.3 million for the three and nine months ended September 30, 2025, respectively, and $3.0 million for both the three and nine months ended September 30, 2024.

The following table reflects the primary drivers of the changes in sales revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$12.2	$12.2
Increases attributable to sales-type leases	10.6	13.3
Decreases in Fiber Infrastructure equipment and other sales (a)	(0.2)	(2.7)
Net increases in sales revenues	$22.6	$22.8

(a)Decrease in the nine-month period was primarily attributable to two large equipment sales completed in the first half of 2024.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection expense consists of charges incurred to access the public switched network and transport traffic to the internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business taxes, business and financial services.

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$231.4	$231.4
Decreases in network and other operations	(2.8)	(6.2)
Net increases in cost of services	$228.6	$225.2

Cost of Sales

Cost of sales represents the associated cost of equipment and the net carrying value of fiber for sales-type leases. The following table reflects the primary drivers of the changes in cost of sales compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$13.1	$13.1
Increases attributable to sales-type leases	7.9	8.3
Decreases in Fiber Infrastructure equipment and other sales	(0.1)	(2.2)
Net increases in cost of sales	$20.9	$19.2

The net changes in cost of sales were consistent with the net changes in sales revenues.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, provision for estimated credit losses, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$87.5	$87.5
Increases in stock-based compensation (a)	6.7	7.3
Increases in other costs	0.3	2.1
Net increases in SG&A	$94.5	$96.9

(a)Increases were primarily attributable to incremental expense associated with stock-based awards granted to select management employees of Old Uniti in 2024, for which vesting was contingent upon the closing of the Merger.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. Set forth below is a summary of depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$114.4	$114.4
Increases in depreciation expense (a)	8.6	12.4
Increases in depreciation and amortization expense	$123.0	$126.8

(a)Increases primarily reflect incremental depreciation expense of $7.1 million resulting from changes in depreciation of certain property, plant and equipment Old Uniti had acquired from Windstream in the 2015 spin-off transaction from a group composite method to the straight-line method, effective August 1, 2025. See “Accounting Policy Changes” section of Note 2 to the condensed consolidated financial statements for additional information related to this change in depreciation.

Operating (Loss) Income

The Company reported an operating loss of $42.6 million for the three months ended September 30, 2025 and generated operating income of $248.1 million for the nine months ended September 30, 2025. Compared to the same periods of 2024, operating income decreased $179.9 million, or 131% and $191.3 million, or 44%, during the three and nine months ended September 30, 2025, respectively. The decreases in both the three and nine months ended September 30, 2025 as compared to the same periods in 2024 primarily reflect higher transaction related and other costs related to the Merger of $143.3 million and $147.9 million, respectively, decreases in operating lease revenues primarily due to the absence of leasing revenues from Windstream subsequent to August 1, 2025 resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger, and the incremental increases in stock-based compensation expense and depreciation expense resulting from the change in depreciation methods for certain assets as discussed above. The unfavorable effects of these items on operating income for both the three and nine months ended September 30, 2025 were partially offset by the incremental operating income of $104.4 million attributable to the acquired Windstream operations.

Interest Expense

Set forth below is a summary of interest expense compared to the same period a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Senior secured notes	$20.8	$26.9
Senior unsecured notes	12.9	11.7
Senior secured revolving credit facility - variable rate	4.8	0.4
ABS Notes and bridge loan facility	3.8	14.0
Interest rate cap	(0.2)	(0.4)
Interest rate swaps	(0.3)	(0.3)
Amortization of deferred financing costs and debt premium/discount	(2.8)	(2.9)
Write off of deferred financing costs and debt premium	—	40.5
Accretion of settlement payable	(1.1)	(3.4)
Capitalized interest	(2.8)	(2.6)
Other	2.1	1.4
Total interest expense, net	$37.2	$85.3

As presented in the table above, interest expense increased $37.2 million and $85.3 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The increases reflect the incremental net increase in aggregate long-term debt outstanding following the completion of the Merger. Interest expense attributable to the assumed long-term debt obligations of Windstream accounted for $36.6 million of the increases in interest expense for the three and nine months ended September 30, 2025. See Note 5 to the condensed consolidated financial statements for additional information related to our long-term debt obligations.

The increase in interest expense in the nine months ended September 30, 2025 as compared to the same period in 2024 also included a loss on extinguishment of debt of $40.5 million associated with the February 24, 2025 and June 24, 2025 partial redemptions of the 10.50% secured notes, which included $31.0 million of additional interest expense for the redemption premiums and $9.5 million of interest expense for the write-offs of the unamortized debt premium and deferred financing costs, along with a $14.0 million increase in interest expense related to ABS Notes (as defined herein) and bridge loan facility, partially offset by a $3.4 million decrease in interest expense related to the accretion on the settlement payable.

Income Taxes

The income tax benefit recorded for the three and nine months ended September 30, 2025 is primarily related to deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger, changes in valuation allowance, state and local income taxes incurred in connection with the Merger and the reversal of unrecognized tax benefits due to the expiration of a statute of limitations in a foreign jurisdiction. The income tax benefit recorded for the three and nine months ended September 30, 2024 is related to the tax impact of pre-tax losses of Old Uniti’s Uniti Fiber segment, offset partially by REIT state and local taxes.

BUSINESS SEGMENT OPERATING RESULTS

KINETIC

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$86.3	$—	$86.3	*	$86.3	$—	$86.3	*
DSL subscriber and other	111.0	—	111.0	*	111.0	—	111.0	*
Total consumer	197.3	—	197.3	*	197.3	—	197.3	*
Business services	66.5	—	66.5	*	66.5	—	66.5	*
Wholesale	55.5	—	55.5	*	55.5	—	55.5	*
RDOF funding	8.6	—	8.6	*	8.6	—	8.6	*
State USF	9.2	—	9.2	*	9.2	—	9.2	*
Switched access	2.2	—	2.2	*	2.2	—	2.2	*
End user surcharges	9.3	—	9.3	*	9.3	—	9.3	*
Intersegment revenues	7.9	—	7.9	*	7.9	—	7.9	*
Total service revenues	356.5	—	356.5	*	356.5	—	356.5	*
Sales revenues	11.7	—	11.7	*	11.7	—	11.7	*
Total revenues and sales	368.2	—	368.2	*	368.2	—	368.2	*
Compensation expense	(67.1)	—	67.1	*	(67.1)	—	67.1	*
Non-compensation managed expenses	(40.4)	—	40.4	*	(40.4)	—	40.4	*
Revenue-driven costs	(30.0)	—	30.0	*	(30.0)	—	30.0	*
Network access and facilities	(37.9)	—	37.9	*	(37.9)	—	37.9	*
Allocated network and customer operations expenses	(10.6)	—	10.6	*	(10.6)	—	10.6	*
Customer access	(3.9)	—	3.9	*	(3.9)	—	3.9	*
Intersegment costs and expenses	(22.9)	—	22.9	*	(22.9)	—	22.9	*
Contribution margin	$155.4	$—	$155.4	*	$155.4	$—	$155.4	*
* Not meaningful

The increases in Kinetic segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

A summary of Kinetic broadband customers was as follows as of September 30, 2025:

(Thousands)
Fiber consumer broadband customers	507.0
DSL consumer broadband customers	509.8
Total consumer broadband customers	1,016.8

We expect continued growth in our fiber broadband customer base and declines in DSL customers, primarily in lower speed areas, due to the effects of competition and our existing customers transitioning to our fiber-based broadband services. Our ability to deliver faster internet speeds across our footprint should drive gains in market share and corresponding growth in consumer and business revenues.

UNITI SOLUTIONS

Results of Operations

The following table reflects the Uniti Solutions segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Managed services	$121.8	$—	$121.8	*	$121.8	$—	$121.8	*
TDM	8.7	—	8.7	*	8.7	—	8.7	*
End user surcharges	4.8	—	4.8	*	4.8	—	4.8	*
Intersegment revenues	0.9	—	0.9	*	0.9	—	0.9	*
Total service revenues	136.2	—	136.2	*	136.2	—	136.2	*
Sales revenues	0.4	—	0.4	*	0.4	—	0.4	*
Total revenues and sales	136.6	—	136.6	*	136.6	—	136.6	*
Compensation expense	(6.5)	—	6.5	*	(6.5)	—	6.5	*
Non-compensation managed expenses	(0.4)	—	0.4	*	(0.4)	—	0.4	*
Revenue-driven costs	(20.4)	—	20.4	*	(20.4)	—	20.4	*
Customer access	(29.1)	—	29.1	*	(29.1)	—	29.1	*
Intersegment costs and expenses	(8.0)	—	8.0	*	(8.0)	—	8.0	*
Contribution margin	$72.2	$—	$72.2	*	$72.2	$—	$72.2	*
* Not meaningful

The increases in Uniti Solutions segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

FIBER INFRASTRUCTURE

Results of Operations

The following table reflects the Fiber Infrastructure segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$142.5	$220.0	$(77.5)	(35)	$591.4	$655.9	$(64.5)	(10)
Uniti Fiber	68.9	67.5	1.4	2	206.7	205.2	1.5	1
Intersegment revenues (b)	23.5	—	23.5	*	23.5	—	23.5	*
Total service revenues	234.9	287.5	(52.6)	(18)	821.6	861.1	(39.5)	(5)
Sales revenues (c)	15.2	4.7	10.5	*	23.2	12.5	10.7	86
Total revenues and sales	250.1	292.2	(42.1)	(14)	844.8	873.6	(28.8)	(3)
Network access and facilities expenses (d)	(48.5)	(22.8)	25.7	113	(92.5)	(69.4)	23.1	33
Compensation expenses (d)	(18.0)	(12.2)	5.8	48	(42.0)	(35.7)	6.3	18
Non-compensation managed expenses	(4.8)	(3.2)	1.6	*	(12.1)	(10.0)	2.1	21
Revenue-driven costs (e)	(15.2)	(4.1)	11.1	271	(23.3)	(13.3)	10.0	75
Allocated network and customer operations expenses (d)	(2.6)	—	2.6	*	(2.6)	—	2.6	*
Customer access (d)	(1.9)	—	1.9	*	(1.9)	—	1.9	*
Intersegment costs and expenses (f)	(1.4)	—	1.4	*	(1.4)	—	1.4	*
Contribution margin	$157.7	$249.9	$(92.2)	(37)	$669.0	$745.2	$(76.2)	(10)
* Not meaningful

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger previously discussed, partially offset by incremental revenues of $51.8 million attributable to the acquired wholesale operations of Windstream.

(b)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(c)Increases primarily attributable to revenues from sales-type leases.

(d)Increases attributable to the acquired wholesale operations of Windstream. Incremental network access and facilities expense of $27.6 million and compensation expense of $5.6 million was attributable to the acquired wholesale operations.

(e)Increases due to fiber sales and operations.

(f)Consists of intercompany charges from Kinetic for resale access services.

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The following supplemental unaudited pro forma condensed combined financial information is presented to illustrate the estimated impacts of the Merger, which was consummated on August 1, 2025, based on the historical results of operations of Old Uniti and Windstream. See Notes 1, 2 and 3 to the condensed consolidated financial statements for additional information on the Merger.

The following supplemental unaudited pro forma condensed combined statements of income for the three and nine months ended September 30, 2025 and September 30, 2024 are based on the historical financial statements of Old Uniti and Windstream after giving eﬀect to the Merger and the assumptions and adjustments further described below.

The supplemental unaudited pro forma condensed combined statements of income are presented as if the Merger had been consummated on January 1, 2024, and combine the historical results of Old Uniti and Windstream. The unaudited supplemental pro forma condensed combined financial information set forth below primarily give eﬀect to the following assumptions and adjustments:

•Application of the acquisition method of accounting;
•Each share of Old Uniti’s common stock that was issued and outstanding was automatically converted into 0.6029 shares of New Uniti Common Stock
•Internal Reorg Merger; and
•Conformance of accounting policies.

The supplemental unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Merger date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may diﬀer materially from these preliminary estimates.

The supplemental unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of January 1, 2024, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying supplemental unaudited pro forma condensed combined statements of income do not reﬂect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

Under SEC Regulation S-X Article 11, no adjustments were made to certain expenses recorded in the historical financial statements such as gain on settlement of preexisting relationships, transaction costs, and tax benefit from tax restructuring. In contrast, under the pro forma presentation in Note 3 to the condensed consolidated financial statements, these expenses are required to be included in prior year pro forma results as if the costs were incurred at the beginning of the pro forma period

The supplemental unaudited pro forma condensed combined financial information includes adjustments for the settlement of preexisting relationships, depreciation for property and equipment acquired, amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, incremental interest expense to amortize the fair value adjustment to assumed debt over the remaining life of the debt instruments, and reversal of historical amortization expense related to the elimination of deferred commission and deferred costs to fulfill, which do not qualify for separate asset recognition by the Company. The fair value of the customer relationship intangible asset and related amortization expense contemplate the value of the acquired contracts. A blended statutory tax rate of 25% was utilized to tax effect all related adjustments.

The supplemental unaudited pro forma combined segment results of operations are based upon the combined historical financial information of Old Uniti and Windstream for all periods presented and exclude the effects of intercompany transactions that existed between the companies prior to the Merger, as well as, the segment changes discussed in Note 12 to the condensed consolidated financial statements. Because depreciation and amortization expense and interest expense are not allocated to the segments, the supplemental unaudited pro forma combined segment results of operations do not include the effects of the pro forma adjustments to depreciation and amortization expense, interest expense nor the elimination of historical amortization of deferred commission and deferred costs to fulfill discussed above. Accordingly, the supplemental unaudited pro forma combined segment results of operations information presented has not been prepared in accordance with SEC Regulation S-X Article 11. The supplemental unaudited pro forma combined segment results of operations are presented for informational purposes only and are not intended to represent nor necessarily be indicative of what the combined company’s business segment results of operations would have been had the Merger been completed on January 1, 2024. The supplemental unaudited pro forma combined segment results of operations results do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

The following table reflects the consolidated operating results for Uniti on a pro forma combined basis:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues	$904.2	$981.4	$(77.2)	(8)	$2,805.1	$3,038.8	$(233.7)	(8)
Sales revenues	33.0	18.1	14.9	82	67.8	60.3	7.5	12
Total revenues and sales	937.2	999.5	(62.3)	(6)	2,872.9	3,099.1	(226.2)	(7)
Costs and expenses:
Cost of services (a)	374.9	423.4	(48.5)	(11)	1,145.9	1,290.1	(144.2)	(11)
Cost of sales (a)	28.9	12.2	16.7	137	60.1	44.4	15.7	35
Selling, general and administrative	164.7	178.4	(13.7)	(8)	494.3	559.3	(65.0)	(12)
Depreciation and amortization	255.3	250.8	4.5	2	732.5	749.2	(16.7)	(2)
Net (gain) loss on asset retirements and dispositions	(9.7)	6.3	(16.0)	*	(1.6)	12.5	(14.1)	(113)
Gain on sale of operating assets	(2.3)	—	(2.3)	*	(29.3)	(122.2)	92.9	(76)
Transaction related and other costs	166.9	14.4	152.5	*	196.7	31.1	165.6	*
Total costs and expenses	978.7	885.5	93.2	11	2,598.6	2,564.4	34.2	1
Operating (loss) income	(41.5)	114.0	(155.5)	(136)	274.3	534.7	(260.4)	(49)
Other expense (income), net (b)	15.2	0.7	14.5	*	22.8	2.5	20.3	*
Gain on settlement of preexisting relationships (c)	1,685.4	—	1,685.4	*	1,685.4	—	1,685.4	*
Interest expense, net	(190.4)	(193.3)	2.9	(2)	(622.7)	(572.8)	(49.9)	9
Income before income taxes	1,468.7	(78.6)	1,547.3	*	1,359.8	(35.6)	1,395.4	*
Income tax benefit	147.0	24.5	122.5	*	166.9	29.4	137.5	*
Net income (loss)	1,615.7	(54.1)	1,669.8	*	1,526.7	(6.2)	1,532.9	*
Participating securities' share in earnings	(36.2)	—	(36.2)	*	(33.4)	—	(33.4)	*
Dividends declared on convertible preferred stock	(17.2)	(15.7)	(1.5)	10	(49.9)	(45.5)	(4.4)	10
Net income (loss) attributable to common shareholders	$1,562.3	$(69.8)	$1,632.1	*	$1,443.4	$(51.7)	$1,495.1	(2892)
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)The increases in other expense, net for the three and nine months ended September 30, 2025 primarily reflect the write-off of unamortized prior service credits and net actuarial gains of $10.8 million, as well as, the de-recognition of the associated liability of $5.1 million related to Windstream’s postretirement benefit plan resulting from a July 2025 plan amendment. As a result, the Company accounts for this plan on a “pay-as-you-go” basis.

(c)In connection with the Merger and the settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during the third quarter of 2025. For additional information related to this gain see “Settlement of Preexisting Relationships” section of Note 3 to the condensed consolidated financial statements.

Pro Forma Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Fiber Infrastructure service revenues (a)	$3.5	$22.7
Decreases in Uniti Solutions revenues (b)	(42.0)	(125.8)
Decreases in Kinetic service revenues (c)	(38.7)	(130.6)
Net decreases in service revenues	$(77.2)	$(233.7)

(a)Increases were primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Decreases were primarily due to higher customer churn for legacy services as we continue to transition customers off of TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

(c)Decreases primarily reflect declines in consumer, business and wholesale revenues. The decreases in consumer revenues reflect a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers, discontinuation of subsidies funded by the Affordable Connectivity Program (“ACP”), which ended as of May 2024, and lower demand for consumer voice-only services. The decreases in business revenues were primarily attributable to customer churn and a decline in new sales to customers. Finally, the decreases in wholesale revenues were primarily due to declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network and higher customer churn for legacy TDM and transport services. See also “Supplemental Unaudited Pro Forma Combined Segment Results of Operations - Kinetic”.

Pro Forma Sales Revenues

The following table reflects the primary drivers of the changes in sales revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Kinetic sales revenues (a)	$10.5	$19.2
Changes in Fiber Infrastructure sales revenues (b)	4.2	(12.0)
Increases in Uniti Solutions sales revenues	0.2	0.3
Net increases in sales revenues	$14.9	$7.5

(a)Increases reflect higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

(b)Changes are primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $13.6 million and $16.3 million during the three and nine months ended September 30, 2025, respectively. Comparatively, revenues from sales-type leases were $9.2 million and $27.5 million during the three and nine months ended September 30, 2024, respectively. Sales revenue for the nine months ended September 30, 2024 also included equipment sales associated with two major construction projects completed in the first half of 2024.

Pro Forma Cost of Services

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in other costs	$3.7	$6.2
Decreases in federal USF expense (a)	(4.5)	(15.2)
Decreases in network and other operations (b)	(15.9)	(73.6)
Decreases in interconnection expense (c)	(31.8)	(61.6)
Decreases in cost of services	$(48.5)	$(144.2)

(a)Decreases reflect the overall decline in service revenues in both periods, as well as annual reductions in the federal USF rate effective in the third quarter of each year.

(b)Decreases were attributable to lower facility costs and decreases in salary expense resulting from workforce reductions completed in both 2025 and 2024.

(c)Decreases in interconnection expense were attributable to cost improvements from the continuation of network efficiency projects, increased legacy customer churn, and lower long-distance usage.

Pro Forma Cost of Sales

The following table reflects the primary drivers of the changes in cost of sales compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase in Kinetic cost of sales	$11.1	$20.0
Changes in Fiber Infrastructure cost of sales	5.4	(4.5)
Increase in Uniti Solutions cost of sales	0.2	0.2
Increases in cost of sales	$16.7	$15.7

The net changes in cost of sales were consistent with the net changes in sales revenues.

Pro Forma Selling, General and Administrative (“SG&A”)

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Changes in sales and marketing (a)	$0.9	$(7.4)
Decreases in provision for estimated credit losses (b)	(1.4)	(11.0)
Decreases in compensation and benefits (c)	(16.1)	(43.1)
Changes in other costs	2.9	(3.5)
Net decreases in SG&A	$(13.7)	$(65.0)

(a)Decrease in the nine-month period of 2025 was primarily attributable to lower advertising costs consistent with the overall year-over-year declines in service revenues.

(b)Decreases primarily reflected improvement in non-pay customer churn.

(c)Decreases were primarily attributable to lower salary costs due to workforce reductions completed in both 2025 and 2024.

Pro Forma Depreciation and Amortization

Set forth below is a summary of depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in depreciation expense (a)	$12.8	$16.5
Decreases in amortization expense (b)	(8.3)	(33.2)
Changes in depreciation and amortization expense	$4.5	$(16.7)

(a)Increases primarily reflect incremental depreciation expense related to new additions of property, plant and equipment.

(b)Decreases reflect the use of an accelerated amortization method (sum-of-the-years-digits method) to amortize the customer relationships intangible assets. The effect of using an accelerated amortization method results in a decline in expense each period as the intangible assets amortize.

Pro Forma Operating (Loss) Income

The Company reported an operating loss of $41.5 million and operating income of $274.3 million for the three and nine months ended September 30, 2025, compared to operating income of $114.0 million and $534.7 million for the same periods in 2024. The decreases in operating income in both the three and nine-month periods of 2025 primarily reflected increases in transaction related and other costs related to the Merger of $152.5 million and $165.6 million, respectively. In addition, the decreases in operating income in both the three and nine months ended September 30, 2025 also reflected the overall declines in service revenues previously discussed, partially offset by lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, and lower salary costs due to workforce reductions completed in 2025 and 2024. The decrease in operating income for the nine months ended September 30, 2025 also reflected a reduction in pretax gains from the sale of certain unused IPv4 addresses compared to the same period of 2024. Gains from the sale of IPv4 addresses were $29.3 million and $103.2 million in the nine months ended September 30, 2025 and 2024, respectively.

Pro Forma Interest Expense

The Company reported interest expense of $190.4 million and $622.7 million for the three and nine months ended September 30, 2025, compared to interest expense of $193.3 million and $572.8 million for the same periods in 2024. The increase in interest expense in the nine months ended September 30, 2025 primarily reflected a loss on extinguishment of debt of $40.5 million associated with the February 24, 2025 and June 24, 2025 partial redemptions of the 10.50% secured notes, which included $31.0 million of additional interest expense for the redemption premiums and $9.5 million of interest expense for the write-offs of the unamortized debt premium and deferred financing costs, along with a $14.0 million increase in interest expense related to the ABS Notes and bridge loan facility, partially offset by a $3.4 million decrease in interest expense related to the accretion on the settlement payable.

Pro Forma Income Taxes

For the three and nine months ended September 30, 2025, the Company recognized income tax benefits of $147.0 million and $166.9 million, respectively, primarily related to deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger, changes in valuation allowance, state and local income taxes incurred in connection with the Merger, and the reversal of unrecognized tax benefits due to the expiration of a statute of limitations in a foreign jurisdiction. For the three and nine months ended September 30, 2024, the Company recognized income tax benefits of $24.5 million and $29.4 million, respectively, primarily related to the tax impact of pre-tax losses of Windstream and Uniti Fiber Holdings, offset partially by REIT state and local taxes.

Supplemental Unaudited Pro Forma Combined Segment Results of Operations

KINETIC

The following table reflects the Kinetic segment pro forma results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$128.9	$102.6	$26.3	26	$369.8	$297.9	$71.9	24
DSL subscriber and other	169.1	201.0	(31.9)	(16)	538.5	640.4	(101.9)	(16)
Total consumer (a)	298.0	303.6	(5.6)	(2)	908.3	938.3	(30.0)	(3)
Business services (b)	100.7	112.3	(11.6)	(10)	310.5	349.4	(38.9)	(11)
Wholesale (c)	87.8	106.1	(18.3)	(17)	283.7	336.4	(52.7)	(16)
RDOF funding	13.0	13.1	(0.1)	(1)	39.2	39.3	(0.1)	—
State USF	13.8	14.4	(0.6)	(4)	42.4	44.0	(1.6)	(4)
Switched access	3.5	3.4	0.1	3	10.2	11.6	(1.4)	(12)
End user surcharges	13.3	15.9	(2.6)	(16)	43.7	49.6	(5.9)	(12)
Intersegment revenues (d)	12.0	14.5	(2.5)	(17)	38.1	45.7	(7.6)	(17)
Total service revenues	542.1	583.3	(41.2)	(7)	1,676.1	1,814.3	(138.2)	(8)
Sales revenues (e)	17.2	6.7	10.5	157	41.4	22.2	19.2	86
Total revenues and sales	559.3	590.0	(30.7)	(5)	1,717.5	1,836.5	(119.0)	(6)
Compensation expense (f)	(104.6)	(119.6)	15.0	13	(327.7)	(357.6)	29.9	8
Non-compensation managed expenses	(63.9)	(55.5)	(8.4)	(15)	(181.6)	(168.8)	(12.8)	(8)
Revenue-driven costs (g)	(45.1)	(39.6)	(5.5)	(14)	(128.7)	(119.4)	(9.3)	(8)
Network access and facilities (h)	(52.6)	(58.8)	6.2	11	(148.5)	(186.0)	37.5	20
Allocated network and customer operations expenses	(15.9)	(19.1)	3.2	17	(48.2)	(55.3)	7.1	13
Customer access (i)	(5.8)	(10.6)	4.8	45	(20.1)	(35.3)	15.2	43
Intersegment costs and expenses	(34.5)	(35.2)	0.7	2	(104.8)	(105.4)	0.6	1
Contribution margin	$236.9	$251.6	$(14.7)	(6)	$757.9	$808.7	$(50.8)	(6)

(a)Decreases reflect a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers, discontinuation of subsidies funded by the ACP, which ended as of May 2024, and lower demand for consumer voice-only services. Windstream had received approximately $3.0 million in monthly subsidies attributable to its ACP customer base during 2024. These decreases were partially offset by growth in fiber subscriber revenues, consistent with the growth in fiber consumer broadband customers.

(b)Decreases were primarily attributable to customer churn and a decline in new sales to customers.

(c)Decreases were primarily due to declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network and higher customer churn for legacy TDM and transport services.

(d)Consists of intercompany charges to Uniti Solutions and Fiber Infrastructure primarily for resale access services. Decreases primarily reflect a reduction in intercompany billings to Uniti Solutions, consistent with the overall decline in that segment’s revenues and sales from external customers.

(e)Increases reflect higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

(f)Decreases primarily reflect the beneficial effects of an increase in capitalized internal labor costs compared to the prior year periods consistent with the Company’s accelerated deployment of fiber in our Kinetic footprint and the expansion of our workforce to augment our internal fiber construction operations.

(g)Increases reflect higher cost of product sales consistent with the increase in contractor sales discussed in (e) above.

(h)Decreases attributable to cost improvements from the continuation of network efficiency projects and rate reduction efforts and increased legacy customer churn, as we continue to transition customers off of TDM services.

(i)Decreases attributable to increased customer churn and rate reduction efforts.

UNITI SOLUTIONS

The following table reflects the Uniti Solutions segment pro forma results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Managed services (a)	$186.6	$217.8	$(31.2)	(14)	$592.9	$675.2	$(82.3)	(12)
TDM (a)	14.2	22.4	(8.2)	(37)	47.3	83.2	(35.9)	(43)
End user surcharges	7.4	10.0	(2.6)	(26)	24.4	32.0	(7.6)	(24)
Intersegment revenues	1.3	1.2	0.1	8	3.8	3.6	0.2	6
Total service revenues	209.5	251.4	(41.9)	(17)	668.4	794.0	(125.6)	(16)
Sales revenues	0.6	0.4	0.2	50	1.4	1.1	0.3	27
Total revenues and sales	210.1	251.8	(41.7)	(17)	669.8	795.1	(125.3)	(16)
Compensation expense (b)	(11.2)	(22.3)	11.1	50	(41.6)	(70.9)	29.3	41
Non-compensation managed expenses	(0.6)	(1.8)	1.2	67	(3.2)	(4.4)	1.2	27
Revenue-driven costs (c)	(32.4)	(34.8)	2.4	7	(98.2)	(116.7)	18.5	16
Customer access (d)	(43.9)	(55.8)	11.9	21	(140.6)	(177.0)	36.4	21
Intersegment costs and expenses (e)	(12.0)	(14.7)	2.7	18	(38.4)	(46.5)	8.1	17
Contribution margin	$110.0	$122.4	$(12.4)	(10)	$347.8	$379.6	$(31.8)	(8)

(a)Decreases were primarily due to higher customer churn for legacy services as we continue to transition customers off of TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

(b)Decreases were primarily attributable to reduced internal labor costs due to workforce reductions.

(c)Decreases were consistent with the overall reduction in service revenues primarily attributable to customer churn and the corresponding reductions in third-party commissions, bad debt expense and federal and state USF fees.

(d)Decreases were consistent with the overall decline in interconnect costs attributable to cost improvements from the continuation of network efficiency projects, increased legacy customer churn, and lower long-distance usage.

(e)Decreases were consistent with the overall decline in intercompany billings from Kinetic primarily for resale access services as previously discussed.

FIBER INFRASTRUCTURE

The following table reflects the Fiber Infrastructure segment pro forma results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$97.1	$95.2	$1.9	2	$296.6	$275.9	$20.7	8
Uniti Fiber	68.8	67.2	1.6	2	205.9	203.9	2.0	1
Intersegment revenues	35.3	36.3	(1.0)	(3)	107.8	108.9	(1.1)	(1)
Total service revenues	201.2	198.7	2.5	1	610.3	588.7	21.6	4
Sales revenues (b)	15.2	11.0	4.2	38	25.0	37.0	(12.0)	(32)
Total revenues and sales	216.4	209.7	6.7	3	635.3	625.7	9.6	2
Network access and facilities expenses	(61.6)	(66.2)	4.6	7	(189.9)	(198.9)	9.0	5
Compensation expenses (c)	(21.4)	(24.1)	2.7	11	(66.0)	(71.3)	5.3	7
Non-compensation managed expenses	(5.1)	(4.7)	(0.4)	(9)	(15.9)	(15.4)	(0.5)	(3)
Revenue-driven costs (d)	(17.1)	(13.3)	(3.8)	(29)	(32.9)	(41.6)	8.7	21
Allocated network and customer operations expenses	(3.9)	(4.5)	0.6	13	(11.8)	(13.3)	1.5	11
Customer access	(2.9)	(2.9)	—	—	(9.0)	(8.9)	(0.1)	(1)
Intersegment costs and expenses	(2.1)	(2.1)	—	—	(6.5)	(6.3)	(0.2)	(3)
Contribution margin	$102.3	$91.9	$10.4	11	$303.3	$270.0	$33.3	12

(a)Increase during the nine months ended September 30, 2025 was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Changes are primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $13.6 million and $16.3 million during the three and nine months ended September 30, 2025, respectively. Comparatively, revenues from sales-type leases were $9.2 million and $27.5 million during the three and nine months ended September 30, 2024, respectively. Sales revenue for the nine months ended September 30, 2025 also included equipment sales associated with two major construction projects completed in the first half of 2024.

(c)Decreases were primarily attributable to reduced internal labor costs due to workforce reductions.

(d)Changes are consistent with the changes in sales revenues discussed in (a) above.

Regulatory Matters

Uniti is subject to regulatory oversight in the U.S. by the Federal Communications Commission (“FCC”) and state public utility commissions, and we are also subject to regulatory oversight in Canada under the Canadian Radio-television and Telecommunications Commission. We are also subject in the U.S. to various federal and state statutes that govern the provision of telecommunications and broadband services. Uniti actively monitors and participates in regulatory proceedings and engages with federal and state lawmakers on matters that may impact its business. We cannot predict with certainty the outcome of pending federal and state proceedings relating to our operations.

Infrastructure Investment and Jobs Act Broadband Funding

In 2021, Congress passed a bipartisan infrastructure framework (the Infrastructure Investment and Jobs Act or “IIJA”), which includes $65.0 billion in broadband funding to be allocated by the National Telecommunications and Information Administration (“NTIA”), with $42.45 billion to be distributed through formula-based grants to states for broadband deployment projects in unserved and underserved areas over a five-year time frame pursuant to the Broadband Equity, Access and Deployment (“BEAD”) program. As part of the program, states submitted their initial proposals to NTIA, which outlined the process to challenge the classification of locations eligible for BEAD funding (in Volume I) and the competitive process to select providers for BEAD projects (in Volume II). Updated guidance from NTIA released on June 6, 2025, purported to streamline the program and confirm technology neutral requirements. The guidance emphasized that cost to build was of preeminent importance, and set new deadlines for application submissions and approvals, with NTIA claiming that all applications will be approved by year-end 2025.

Uniti submitted bids under the updated guidance in six states and was granted provisional awards in the seven states totaling $184.3 million for approximately 58,000 locations: The awards are subject to final approval by the NTIA, which is expected to occur on or around December 4, 2025.

RDOF Funding

In 2019, the FCC announced a $20.0 billion RDOF program to support rural broadband deployments. In January 2020, the FCC established two reverse-auction funding phases, with Phase I funding of $16.0 billion and Phase II of $4.4 billion. Phase I targeted areas that were wholly unserved by broadband speeds of at least 25-Megabytes per second (“Mbps”) download and 3-Mbps upload. After conducting an auction, $9.2 billion was awarded in December 2020. At the time, the FCC indicated that the $6.8 billion not awarded would be added to Phase II, but Phase II will not likely proceed, in light of the BEAD Program. Uniti was awarded $522.8 million in support over ten years ($52.3 million per year) for approximately 192,000 locations in eighteen states. Uniti is on track to substantially meet the first program milestone of 40% completion on or before December 31, 2025, but is experiencing permitting delays in some areas that could cause completion targets to be slightly delayed. Uniti will work with the FCC on any non-compliance measures under the program as a result of any delay in achieving the milestone.

State USF Funding

In the first half of 2025, Uniti recognized revenue from state USF programs in Texas, Pennsylvania, New Mexico, Oklahoma, South Carolina, Nebraska, Alabama, and Arkansas. These payments are intended to provide subsidies, in addition to federal USF receipts, for the high cost of operating telecommunications networks in certain areas. For August and September 2025, we recognized $9.2 million in state USF support. Uniti participates in two USF programs in Texas, and for the nine months ended September 30, 2025, we received $4.1 million from the large company program and $0.4 million from the small company program. In June 2023, the Texas Legislature passed legislation requiring companies receiving Texas USF support to complete a financial needs-based test review with the Texas Public Utilities Commission (“PUC”). Uniti completed the needs-based test review and received a final decision on June 6, 2024, pursuant to which the Texas PUC approved Uniti’s continued support through December 2028 with no changes to the rates or service areas.

Uniti receives approximately $13.2 million in annual state USF support in Pennsylvania. In August 2023, the Pennsylvania Public Service Commission (“PSC”) issued an order opening a rulemaking proceeding regarding the program. Uniti, along with the industry trade group, are actively participating in the proceeding. On October 10, 2025, the PSC announced it would form a USF Working Group, with the first meeting occurring on December 1, 2025.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company relies primarily on operating cash flows and long-term debt to provide for its liquidity needs. As of September 30, 2025, the Company had a working capital deficit primarily due to timing differences in the collection of accounts receivable, realization of deferred revenue and recognition and payment of its operating lease and interest obligations. The working capital deficit is measured at a point in time and is not indicative of the Company’s ability to manage cash and meet its current obligations as they become due. The Company generated positive operating cash flows during the nine months ended September 30, 2025 and utilized available cash and available capacity under its credit agreements to meet its short-term liquidity needs. At September 30, 2025, the Company had $158.0 million of available cash on hand, and when considering letters of credit of $117.7 million, the Company had access to and available borrowing capacity under its senior secured revolving credit facilities of $446.0 million. Management has assessed the current and expected business climate, the Company’s current and expected needs for funds and its current and expected sources of funds, and has determined, based on the Company’s forecasted financial results and financial condition as of September 30, 2025, that cash and cash equivalents on hand combined with cash expected to be generated from operating activities, will be sufficient to fund the Company’s ongoing working capital requirements, planned capital expenditures, and scheduled debt principal and interest payments in the short-term (the next twelve months) and long-term (beyond the next twelve months). The Company intends to utilize its available cash as well as the available capacity under its revolving credit facilities to fund its short-term liquidity needs as they arise.

As further discussed in Note 16 to condensed consolidated financial statements, in October 2025, we completed refinancing transactions which included the issuance of $1.4 billion of 7.500% secured notes, as well as a new seven-year $1.0 billion term loan maturing in 2032. Net proceeds from the debt issuance were used to fund the redemption in full of the outstanding 10.50% secured notes due in 2028, thus improving our debt maturity profile, as well as adding additional liquidity of over $100.0 million. In addition, we issued $250.0 million of secured fiber network revenue term notes with an anticipated repayment date in January 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, including repayment of outstanding debt.

From time to time, including in the near term, the Company may seek to opportunistically refinance or extend maturity dates of existing indebtedness through, but not limited to, tender offers, exchange offers, redemptions, open market purchases, privately negotiated purchases and new issuances.

Historical Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(Millions)	2025	2024
Cash flows provided from (used in):
Operating activities	$229.8	$181.1
Investing activities	(690.2)	(247.2)
Financing activities	508.5	57.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$48.1	$(8.9)

Our cash position increased $48.1 million in the nine months ended September 30, 2025 and decreased $8.9 million in the nine months ended September 30, 2024. Cash inflows in 2025 were primarily from issuance of debt, operating activities and cash acquired from Windstream in the Merger. These cash inflows were offset by cash outflows for repayments of debt, capital expenditures, payment of Merger cash consideration, payments of financing costs, and amounts due under our pre-Merger settlement agreement.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities increased $48.7 million in the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to net favorable working capital changes, principally consisting of timing differences in the collection of accounts receivable and payment of trade accounts payable and interest, partially offset by increased cash outlays for transaction related and other costs.

Cash Flows - Investing Activities

Cash used in investing activities primarily consisted of capital expenditures to upgrade and expand the speed capabilities of network facilities. Cash used in investing activities increased $443.0 million in the nine months ended September 30, 2025, as compared to the same period in 2024, primarily driven by cash paid, net of cash acquired to consummate the Merger, higher capital expenditures and lower proceeds from sales of investments. Cash outlays for the nine months ended September 30, 2025 included $229.5 million for capital expenditures and $229.5 million cash paid, net of cash acquired to consummate the Merger. Cash outlays for capital expenditures funded by government grants totaled $8.3 million and were partially offset by $6.7 million in proceeds from sales of equipment and of certain unused IPv4 addresses.

Comparatively, cash outlays for capital expenditures were $327.8 million for the nine months ended September 30, 2024, and were partially offset by proceeds received from the sales of our investment in BB Fiber Holdings LLC of $40.0 million and the CableSouth Media, LLC network of $40.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities totaled $508.5 million for the nine months ended September 30, 2025. Cash inflows included $1.7 billion of proceeds from issuance of debt partially offset by $1.1 billion in repayments of debt, payments of financing costs of $77.4 million and payments of settlement obligations of $73.5 million. Proceeds from issuance of debt included new borrowings of $600.0 million under the 8.625% secured notes (as defined herein), $589.0 million under the ABS Notes and $539.0 million under the senior secured revolving credit facilities. Repayments of debt in the nine months ended September 30, 2025 included $625.0 million under the 10.50% secured notes, $275.0 million under the ABS Bridge Loan Facility and $163.0 million under the senior secured revolving credit facilities.

Comparatively, cash provided from financing activities totaled $57.2 million for the nine months ended September 30, 2024. Cash inflows included $714.0 million of proceeds from issuance of debt partially offset by $455.9 million in repayments of debt, payment of dividends of $108.5 million, payments of settlement obligations of $73.5 million and financing costs of $15.8 million. Proceeds from issuance of debt included new borrowings of $309.0 million under the 10.50% secured notes, $275.0 million under the ABS Loan Facility and $130.0 million under the Uniti Revolver. Repayments of debt in the nine months ended September 30, 2024 included $333.0 million under the senior secured revolving credit facility and $122.9 million for other debt. See Note 5 to the condensed consolidated financial statements for additional information about borrowings and repayments of debt.

Pension and Employee Savings Plan Contributions

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased. There were no voluntary or required contributions made to the qualified pension plan during the period from August 1, 2025 through September 30, 2025. The remaining minimum required employer contributions to the pension plan for the 2025 plan year total $11.9 million, of which $4.5 million was contributed in October 2025 and the remaining $4.5 million and $2.9 million will be contributed in January 2026 and September 2026, respectively, using cash. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $4.1 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively. Expense related to the employee savings plan is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of income.

Broadband Grant Awards and Programs

The Company receives federal and state governmental assistance in the form of grants for the construction of long-lived assets to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships. As of September 30, 2025, the Company has secured approximately $400.0 million in funding commitments from governmental agencies in Arkansas, Georgia, Iowa, Nebraska, New Mexico, North Carolina, Pennsylvania, Texas, and five other states, that will help us deliver fiber to approximately 170,000 locations. In completing these broadband expansion projects, the Company expects to incur $167.8 million of incremental capital expenditures. The Company will continue to seek out additional opportunities to obtain external funding for the expansion of 1-Gbps internet service across its service areas either from direct grants from governmental programs or through the formation of public private partnerships.

Debt Agreements and Covenants

At September 30, 2025, notes and other debt, net included the following: (i) the Uniti Revolver (as defined in Note 5) pursuant to the Uniti Credit Agreement, of which $281.0 million in borrowings were outstanding; (ii) the Windstream Revolver (as defined below) pursuant to the Windstream Credit Agreement (as defined in Note 5), of which $130.0 million in borrowings were outstanding; (iii) the Windstream Term Loan (as defined in Note 5) pursuant to the Windstream Credit Agreement, of which $500.0 million was outstanding; (iv) $589.0 million aggregate principal amount of secured fiber network revenue term notes (the “ABS Notes”) due 2030, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, and $98.0 million 9.018% Series 2025-1, Class C term notes, entered into by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company; (v) $2.3 billion aggregate principal amount of 10.50% senior secured notes due 2028 (the “10.50% secured notes”); (vi) $570.0 million aggregate principal amount of 4.75% senior secured notes 2028 (the “4.75% secured notes”); (vii) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (viii) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (ix) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (x) $600.0 million aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); and (xi) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”).

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of September 30, 2025, the Company was in compliance with all of its debt covenants. For additional information regarding the Company’s debt obligations, see Notes 5 and 16 to the condensed consolidated financial statements.

ABS Entities

During 2024, we formed Uniti Fiber ABS Parent LLC “(ABS Parent”) and Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (the “ABS Bridge Loan Parties”), each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Uniti Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed ABS Notes Issuers and Uniti Fiber TRS AssetCo LLC (with Uniti Fiber GulfCo LLC, the “ABS Notes Obligors”), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of ABS Parent and its subsidiaries (all unrestricted subsidiaries as of September 30, 2025), please see Note 15 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Dividends

Old Uniti had elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In order to maintain its REIT status, Old Uniti made dividend payments of all or substantially all of its taxable income to holders of its common stock out of assets legally available for that purpose,

Under the Merger Agreement with Windstream, Old Uniti had agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain its status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions.

Following the consummation of the Merger, the Company does not expect to pay any dividends on its common stock. Dividends on the New Uniti Preferred Stock will be paid in accordance with the specified terms applicable to those shares. See Note 1 for additional information regarding the annual dividend requirements applicable to the New Unit Preferred Stock.

Windstream Pre-Merger Commitments

Prior to the Merger, in accordance with the terms of the settlement agreement with Windstream, including entry into two long-term exclusive triple-net lease agreements with Windstream (“the Windstream Leases”), Old Uniti was obligated to make up to approximately $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020. Old Uniti had the option to prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). In July 2025, Old Uniti made the final quarterly cash installment due under the settlement agreement. As of July 31, 2025, Old Uniti had made payments totaling $484.9 million.

Additionally, beginning in October 2020, Old Uniti was obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Old Uniti’s reimbursement commitment for Growth Capital Improvements did not require it to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the CLEC MLA, up to $70.0 million during the term), and each such reimbursement was subject to underwriting standards. Old Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225.0 million in 2024, and were limited to $175.0 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeded the annual limit for such calendar year, Windstream (or such tenant, as the case may be) could have submitted such excess costs for reimbursement in any subsequent year and such excess costs would have been funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term was less than the annual limit for such calendar year, the unfunded amount in any calendar year would have carried-over and could have been added to the annual limits for subsequent calendar years, subject to an annual limit of $250.0 million in any calendar year. During the seven months ended July 31, 2025, Old Uniti reimbursed Windstream for $175.0 million of Growth Capital Improvements, all of which were for the reimbursement of capital improvements completed in 2024 that were previously classified as tenant funded capital improvements. As of the date of the Merger, Old Uniti had reimbursed Windstream a total of $1.2 billion of Growth Capital Improvements.

Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease increased by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate thereafter increased to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease was transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Old Uniti transferred its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations would have been allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that was allocated to the CLEC MLA following such transfer was $20.0 million per year. If Old Uniti failed to reimburse any Growth Capital Improvement reimbursement payment or equipment loan funding request as and when it was required to do so under the terms of the Windstream Leases, and such failure continued for thirty (30) days, then such unreimbursed amounts would have been applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts thereafter would have been treated as if Old Uniti had reimbursed them).

Finally, Old Uniti and Windstream had entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Old Uniti provided up to $125.0 million (limited to $25.0 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans accrued at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement was the sole property of Windstream; however, Old Uniti received a first-lien security interest in the equipment purchased with the loans. No such loans were made as of the date of the Merger. Following the Merger, all such pre-existing relationships between Old Uniti and Windstream and the related transactions and balances became intercompany transactions under New Uniti.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of September 30, 2025:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt including current maturities (a)	$—	$3,562.5	$2,399.0	$3,300.0	$9,261.5
Interest payments on long-term debt obligations (b)	753.0	1,316.0	721.4	421.6	3,212.0
Finance leases (c)	10.5	18.2	14.9	40.5	84.1
Operating leases (d)	84.6	207.9	119.4	164.6	576.5
Purchase obligations (e)	398.6	278.2	86.8	188.5	952.1
Other long-term liabilities and commitments (f)(g)(h)(i)	51.8	190.4	96.4	296.1	634.7
Total contractual obligations and commitments	$1,298.5	$5,573.2	$3,437.9	$4,411.3	$14,720.9

(a)Excludes unamortized net premium (discount) and deferred financing costs of $23.6 million included in long-term debt as of September 30, 2025. Excludes impact of the subsequent debt refinancing transactions discussed in Note 16 to the condensed consolidated financial statements.

(b)Variable rates on the Windstream Term Loan were calculated based on Secured Overnight Financing Rate (“SOFR”), which was 4.163% as of September 30, 2025.

(c)Finance leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)Other operating leases include non-cancellable leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(e)Purchase obligations include open purchase orders and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

(f)Other long-term liabilities and commitments primarily consist of deferred income tax, pension benefit obligations, long-term deferred revenue, right of way and asset retirement obligations.

(g)Excludes $68.3 million in long-term finance lease obligations included above in finance leases.

(h)Excludes estimated capital expenditures of approximately $166.3 million that Windstream expects to incur in excess of funding commitments received from governmental agencies to fund the cost of fiber broadband expansion to over 170,000 locations, as previously discussed under “Broadband Grant Awards and Projects”.

(i)Includes $11.9 million, $1.2 million and $0.5 million in pension benefit obligations, current portion of interest rate swaps and accrued liabilities, respectively, that was included in other current liabilities at September 30, 2025.

See Note 5 to the condensed consolidated financial statements for additional information regarding our long-term debt obligations.

Off-Balance Sheet Arrangements

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

Non-GAAP Financial Measures

We refer to EBITDA and Adjusted EBITDA in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA and Adjusted EBITDA are important non-GAAP supplemental measures of our operating performance.

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), and costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), goodwill impairment charges, severance costs, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies.

A reconciliation of EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2025	2024	2025	2024
Net income	$1,608.9	$12.2	$1,610.4	$71.8
Depreciation and amortization	202.3	79.3	361.7	234.9
Interest expense, net	168.2	131.0	467.0	381.7
Income tax benefit	(134.5)	(5.9)	(145.2)	(13.8)
EBITDA	1,844.9	216.6	2,293.9	674.6
Stock-based compensation	10.1	3.4	17.4	10.1
Transaction related and other costs	157.7	14.4	179.0	31.1
Gain on sale of operating assets	—	—	—	(19.0)
Gain on settlement of preexisting relationships	(1,685.4)	—	(1,685.4)	—
Other, net:
Other expense (income), net	0.2	—	1.3	(0.3)
Amortization of non-cash rights-of-use assets (a)	0.3	0.8	2.0	2.5
Severance costs (b)	—	0.1	—	1.6
Total other, net	0.5	0.9	3.3	3.8
Adjusted EBITDA	$327.8	$235.3	$808.2	$700.6

(a)Included within cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of income.

(b)Included within SG&A expense line item in the condensed consolidated statements of income.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our condensed consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, revenue recognition, the impairment of property, plant and equipment, goodwill impairment and business combinations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

As a result of the Merger, the Company adopted various accounting policies of Windstream related to certain acquired assets and assumed liabilities that were either not applicable or immaterial to the Company’s pre-Merger consolidated financial position and results of operations. The significant accounting policies adopted which require the use of estimates and assumptions include allowance for credit losses, revenue recognition, pension benefits, and intercarrier billing disputes. For additional information related to these accounting policies adopted by the Company in the third quarter of 2025 see the corresponding section of Note 2 to the condensed consolidated financial statements.

We believe the current assumptions and other considerations used to estimate amounts reflected in our accompanying condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition. Except for the updates to the accounting policies as a result of the Merger discussed above, there were no material changes to our critical accounting policies during the first nine months of 2025.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. See Note 2 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. Uniti has exposure to market risk from changes in interest rates, as further discussed below. Currently, the Company does not have any significant exposure to equity or foreign currency risk, and as further discussed below, the Company has effectively hedged its exposure to interest rate risk.

Interest Rate Risk

The Company is exposed to market risk through changes in variable interest rates incurred on borrowings under the Company’s credit agreements, consisting of the $500.0 million Windstream Term Loan, and any borrowings outstanding under the senior secured revolving credit facilities. As of September 30, 2025 there was $411.0 of borrowings outstanding under the senior secured revolving credit facilities.

The Company enters into interest rate swap agreements to mitigate its exposure to the variability in cash flows on a portion of its floating-rate debt obligations. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. The Company does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews the Company’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of September 30, 2025, the Company is party to one pay fixed, receive variable interest rate swap agreements with an aggregate notional value of $200.0 million that matures on October 31, 2029. As of September 30, 2025, the fixed rate paid on the interest rate swaps was 4.173% and the variable rate received was 4.163%. The interest rate swap has been designated as a cash flow hedge of the interest rate risk inherent in floating rate borrowings outstanding due to changes in the benchmark interest rate, and accordingly, the hedging relationship is expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of September 30, 2025, the unhedged portion of our variable rate debt was $711.0 million. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would increase annual interest expense by approximately $7.1 million. Actual results may differ from this estimate.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

On August 1, 2025, we completed the acquisition of Windstream and started the process of integrating Windstream’s policies, processes, people, technology, and operations into the Company’s existing operations. Management plans to exclude Windstream from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. Windstream is a wholly-owned subsidiary whose total assets and total revenues and sales represent 40% and 42%, respectively, of the related consolidated financial statements amount as of and for the nine months ended September 30, 2025.

Other than the changes resulting from the Windstream acquisition, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

A description of legal proceedings can be found in Note 14 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Risks Related to our Business

Competition and overbuilding in consumer service areas and competition in business markets could reduce market share and adversely affect our results of operations and financial condition.

We face intense competitive pressures in our markets, including, but not limited to, competition from wireless companies, cable television companies, fixed wireless and satellite companies, and electric cooperatives in consumer service areas and other communications carriers or providers in business markets. Many competitors, especially wireless and cable television companies, have advantages, including substantially larger operational and financial resources, larger and more diverse networks, less stringent regulation, no carrier of last resort obligations and superior brand recognition. These entities may provide services that are competitive with the services we offer or intend to introduce.

Wireless companies also aggressively offer high-speed internet service via wireless technology to a larger geographic footprint. Customers are increasingly choosing to stop using traditional wireline phone and internet services and instead rely solely on wireless service. Cable television companies have aggressively expanded into consumer markets, offering voice, wireless and high-speed internet services in addition to video services. Some customers in the legacy Kinetic footprint have chosen to move to cable television providers for their voice, high-speed internet and television bundles. Cable television companies are subject to less stringent regulations than what we have to comply with for our consumer operations. Additionally, fixed wireless and satellite competition has contributed to a reduction in voice lines and generally has caused pricing pressure in the industry.

Additionally, some competitors have been awarded funding over a ten-year period starting in 2022 under the FCC’s Rural Digital Opportunity Fund (“RDOF”) program or state specific programs to expand broadband in and around the Kinetic consumer markets, increasing competitive pressures. Competition in the consumer markets could also increase as awards are determined under various state and federal broadband funding programs, including the Infrastructure Investment and Jobs Act, via the Broadband Equity Access and Deployment Program (“BEAD”), by states and municipalities, and state specific funding programs. While we are evaluating all appropriate funding opportunities, competitors receiving awards in our markets and adjacent markets, could affect our revenues in several ways, including accelerated consumer household loss, reductions by customers in usage-based services or shifts to less profitable services and a need to lower our prices or increase marketing expenses to stay competitive, especially if the competitors are allowed to overbuild existing facilities.

In certain business markets, we purchase significant amounts of network capacity from other carriers to provide service to customers. These network facilities are owned by companies that compete directly with us for business customers. For additional information, see the risk factor “In certain operating territories and/or at certain locations, we are dependent on other carriers to provide facilities used to offer service to customers.”

Our ability to compete effectively depends in part on the ability to achieve and maintain a competitive cost structure. Competition in consumer and business markets could affect future revenues and profitability in several ways, including being forced to lower prices or increase sales and marketing expense, accelerated consumer household loss, reductions by customers in usage-based services or shifts to less profitable services.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of September 30, 2025, we had outstanding long-term indebtedness of approximately $9.3 billion, consisting of senior notes, the ABS Notes and revolving credit facilities provided by a syndicate of banks and other financial institutions, which, as of September 30, 2025, provided for an aggregate committed amount of borrowings up to approximately $450.0 million. Additionally, on October 6, 2025, we completed a private offering of $1.4 billion aggregate principal amount of 7.500% Senior Secured Notes due 2033 and issued a new seven-year term loan with a principal amount of $1.0 billion. We used the net proceeds from these debt issuances to fund the redemption in full of our outstanding 10.50% secured notes due 2028. On October 24, 2025, we issued $250.0 million of secured fiber network revenue term notes with an anticipated repayment date in January 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, including the repayment of outstanding debt. As of October 31, 2025, we had outstanding long-term indebtedness of approximately $9.4 billion.

Further, any significant additional indebtedness that we may incur could require a substantial portion of cash flow to make interest and principal payments due on such indebtedness, limiting the ability to borrow additional amounts for working capital, capital expenditures or debt services requirements to execute the go-forward business strategy or other purposes. Greater demands on cash resources may reduce funds available to us to make capital expenditures and acquisitions or carry out other aspects of the business strategy. Increased indebtedness can also (i) limit our ability to adjust rapidly to changing market conditions, (ii) make us more vulnerable to general adverse economic and industry conditions, (iii) create competitive disadvantages compared to other companies with relatively lower debt levels, (iv) expose us to increased interest rate risk to the extent that our debt obligations are subject to variable interests rates or if we need to refinance existing debt that bears interest at a rate lower than current market rates, (v) adversely affect customers, vendors, employees or creditors’ perception of us and (vi) increase the risk that we may not meet the financial or non-financial covenants contained in debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

Cybersecurity incidents could have a material adverse effect on our business, results of operations and financial condition.

Network and information systems and other technologies, including those related to network management, customer service operations, employee data, and the products and services that we provide, are critical to our business activities. Cybersecurity attacks or incidents or unauthorized access to or disruption of the operation of our networks and systems and those of our suppliers, vendors and other services providers, have in the past and could in the future (i) disrupt the proper functioning of networks and systems, which could in turn disrupt the service to be provided to customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, personal, sensitive, classified or otherwise valuable information of ours, our employees, customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of such cybersecurity attacks or incidents, (iv) damage our reputation or result in a loss of business and revenue or require customer credits or incentives to retain customers, (v) subject us to claims or lawsuits by customers, vendors, or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) result in the loss of industry certifications or (vii) require significant management attention or financial resources to remedy the resulting damages or to change systems. Any of the foregoing could have a material adverse effect on our business, our results of operations and financial condition.

As cybersecurity threats become increasingly sophisticated and severe, particularly with the use of Artificial Intelligence (“AI”) and machine learning by cybercriminals, the proliferation of organized cybercrime groups, hackers, terrorists, and other external parties, including foreign and state-supported actors, the increasing public awareness of the importance of safeguarding personal information, and the growing volume of legislation adopted or being considered regarding data privacy and cybersecurity, cybersecurity-related risks have increased, and will continue to increase. Additionally, cyberattacks may be difficult to detect for long periods of time and a post-attack investigation may not be able to ascertain the entire scope of an attack’s impact. Thus, we may be required to expend significant costs and additional resources on cybersecurity risk management to continue to modify or enhance protective measures or to remediate any cybersecurity vulnerabilities or other exposures.

We are subject to state and federal laws and regulations relating to privacy and data protection including regulations promulgated by the FCC and a number of state privacy laws that include significant penalties for non-compliance. Attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation is under consideration in many locations. Such developments could cause impacts to our operations, increased legal risk, reputational harm or compliance costs.

We have in place data privacy and cybersecurity policies and other internal controls to safeguard and protect against misuse or loss of confidential, proprietary, sensitive, personal and other nonpublic information, including sensitive customer and employee information that may be stored for business purposes and policies and other internal controls to safeguard and protect against malicious interference with networks and information technology infrastructure and related systems and technology, as well as misappropriation of data and other malfeasance. However, we cannot completely eliminate these risks or future unknown risks associated with cybersecurity incidents or threat actors. This risk is elevated when there are wars, armed conflicts, or military actions occurring globally, or when there is general global political unrest.

Any failure of the physical or internal systems infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with reliable services. The services provided are subject to disruption, degradation or failure resulting from numerous factors, including human error, aging infrastructure and legacy technologies, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, vandalism, particularly theft of our copper cables utilized to provide services, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage. From time to time in the ordinary course of business, we expect that we will experience disruptions in our service due to factors such as cable damage, fiber cuts (particularly in rural areas without redundant fiber networks), inclement weather and service failures of our third-party service providers. Additionally, we could face disruptions due to capacity limitations as a result of changes in our customers’ high-speed internet usage patterns, resulting in a significant increase in the utilization of our network. We may not be able to efficiently upgrade or change our networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers.

We also rely on software and systems to process, transmit and store electronic information and to manage or support a variety of business processes, including financial transactions and maintenance of records, which includes customers’ proprietary business information and certain sensitive customer and employee information. Although we take steps to protect the security of the data maintained in these systems, it is possible that the security measures will not be able to prevent the breach or improper functioning of our systems. Any failure to maintain proper function, security and availability of the systems could interrupt operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, results of operations and financial condition.

Rapid changes in technology could affect our ability to compete.

The technology used to deliver communications services changes rapidly, requiring investment to stay abreast of the changes. Wireless and satellite companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed internet service via wireless technology to a larger geographic footprint at lower costs. If these technologies continue to expand in availability and reliability, they could become a cost-effective alternative to high-speed internet services, further increasing competition, especially in consumer areas. In addition, cable operators continue to develop technology to deploy faster broadband speeds, and such deployment may be done more rapidly by cable operators than by us. Although we use fiber optics in parts of our networks and continue to expand and enhance our fiber network, we still rely on copper transport media to serve customers in certain areas.

Additionally, AI technology continues to develop in a highly competitive and rapidly evolving environment by a wide variety of technology companies, many of which are dedicating substantial resources to research and development initiatives. We may utilize AI technology in the delivery of services to customers but may choose to or need to limit its use due to associated costs. AI presents various challenges, its use could have unintended adverse consequences, and any use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The European Union and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. Thus, there is no assurance that any use of AI will not cause harm to our business, operations or reputation or give rise to significant costs.

If we are unable to keep up with changes and leverage next generation technology, or make the capital expenditures necessary to continue to leverage the latest technology, we may not be able to offer competitive services to our customers. This could adversely affect our ability to compete for consumers and business customers, which, in turn, would adversely affect results of operations and financial condition.

Continuous increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Broadband consumption continues to increase, and, as a result, could require significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers. While we believe demand for these services may drive customers to pay for faster internet speeds offered as part of our premium services, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

In certain operating territories and/or at certain locations, we are dependent on other carriers to provide facilities used to offer service to customers.

In certain markets and/or at certain locations, we purchase a significant portion of our network capacity from other carriers. These carriers compete directly with us for customers. Availability and pricing of these services can be volatile and subject to change.

Because providers may be able to deny or limit access to capacity regarding certain services, we may not be able to effectively compete in some of our markets going forward. Also, if the provider does not adequately maintain or timely install its own facilities, despite legal obligations, service to customers may be adversely affected. As a result of all these items, our competitive position, operations, financial condition and operating results could be materially affected.

Our operations require sufficient access to liquidity to fund our cash needs; if funds are not available when needed, this could affect service to customers and growth opportunities and have a material adverse impact on our business and financial position.

We require substantial capital to maintain and enhance our network and build-out new fiber networks, even if there are matching funds under state or federal broadband programs, to remain competitive. While we expect to be able to fund required capital expenditures, other operating expenses (including debt service obligations) and intra-company obligations from cash generated from operations and borrowings under credit facilities, other risk factors described in this section, such as (i) the risks related to our substantial consolidated indebtedness, which will require a substantial portion of cash flow to make interest and principal payments due on such indebtedness, limiting the ability to borrow additional amounts for working capital or other expenditures and (ii) the risks related to reliance on government funding and the adverse impact upon expected revenue and operating results should we be prohibited from participating in such government programs, could materially reduce cash available from operations or significantly increase capital expenditure requirements. For more information, see the risk factors “Our indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.” and “If we are prohibited from participating in government programs, results of operations could be materially and adversely affected.” If any of these risks are realized, funds for capital expenditures may not be available when needed, which could affect service to customers and growth opportunities. We may also need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and other obligations and may seek to access the equity and debt capital markets when market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on, among other things, operating performance and other circumstances; then-current commitments and obligations; the amount, nature and timing of capital requirements; any limitations imposed by current credit arrangements; and overall market conditions. If forward-looking expectations about our liquidity prove to be incorrect or if we are unable to access the capital markets as anticipated, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in capital expenditures and, in an extreme case, our ability to pay debt service obligations on a timely basis or at all.

If we are prohibited from participating in government programs, results of operations could be materially and adversely affected.

We are the recipient of a meaningful amount of end user revenue and government funding under various government programs, including broadband funding programs, and Universal Service Funding on a state and federal level. If we do not continue to qualify for participation in these programs for any reason, or qualify for less than our current or anticipated funding, or if these programs are phased out without a replacement, due to changes in the law or lack of funding, our financial and operating condition could be materially impaired.

Additionally, as a government contractor for services for various state, local and federal agencies, the failure to comply with the complex government regulations, changes to government regulations, executive orders, federal or state mandates or statutes applicable to the programs, or the terms of one or more of our government contracts, could result in suspension or debarment from future government programs for a significant period of time or result in harm to our reputation with the government and possible restriction from future government activities. While we have compliance programs and internal controls that are reasonably designed to prevent misconduct and non-compliance relating to the government programs and contracting, we cannot eliminate the risk that employees, partners or subcontractors may independently engage in such activities.

If we are suspended or debarred from government programs, or if government contracts are terminated for any reason, we could suffer a significant reduction in expected revenue which could have a material and adverse effect on operating results.

We are subject to various forms of regulation from the FCC and state regulatory commissions, which limit pricing flexibility for regulated voice and high-speed internet products, subject us to service quality, service reporting and other obligations and expose us to the reduction of revenue from changes to the USF, the inter-carrier compensation system, or access to interconnection with competitors’ facilities.

We are subject to various forms of regulation from the regulatory commissions in each state where our service territory is located, as well as from the FCC. In some circumstances, these regulations restrict the ability to adjust rates to reflect market conditions and may affect the ability to compete and respond to changing industry conditions. Thus, future revenues, costs, and capital investment in our business could be adversely affected by applicability of government requirements. Certain competitors, especially cable competitors, are generally subject to less stringent regulations, and cable voice offerings and others are subject to fewer service quality and reporting requirements, and their rates are generally not subject to regulation.

Consumer areas also may be subject to “carrier of last resort” obligations, which generally obligate the company to provide basic voice services to any person within our service area regardless of the profitability of the customer. Competitors in these areas are not subject to such requirements. Because of these regulatory disparities, we have less flexibility in our markets than competitors, impeding our ability to compete on an equal basis, which could result in future revenue losses.

In addition, these regulations could create significant compliance costs. Delays in obtaining certifications and regulatory approvals could cause substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates charged to customers. The business also may be affected by legislation and regulation imposing new or greater obligations related to, for example, implementing anti-digital discrimination requirements, assisting law enforcement, bolstering homeland and cyber-security measures, protecting intellectual property rights of third parties, minimizing environmental impacts and implementing sustainability measures, protecting customer privacy, or addressing other issues that affect the communications industry.

Legislative and regulatory activity has recently increased, particularly with respect to broadband networks. For example, Congress approved tens of billions of dollars in funding for broadband deployment pursuant to BEAD, but BEAD comes with “Buy America” supply requirements that may be difficult to comply with if there are equipment shortages. States and localities are also increasingly proposing new regulations impacting communications services, including new privacy laws. Any of these regulations could significantly affect our business and legal and compliance costs. In addition, U.S. and foreign regulators and courts could adopt new interpretations of existing competition, privacy, cyber or antitrust laws or enact new laws or regulatory tools that could negatively impact our businesses. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses.

We are currently facing claims, and in the future we may face additional claims and new compliance, regulatory or other obligations or liabilities, relating to lead contained in copper network assets.

There have been media articles alleging that lead-clad telecommunications cables are an environmental and health and safety risk. We may become involved in litigation relating to the subject matter of these assertions or be subject to claims, governmental, employee and union inquiries, potentially new regulation or legislation, investigations and remedial or other obligations or other obligations relating to lead-clad cables and may incur significant expenses addressing such matters or complying with any new regulation or legislation or other obligations or liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

The level of returns on pension plan investments and changes to the actuarial assumptions used to value pension obligations could have a material effect on earnings and result in material funding requirements to meet pension obligations, impacting available cash.

Pension plan investments acquired from Windstream are exposed to changes in the financial markets. Returns generated on plan assets have historically funded a large portion of the benefits paid under the Windstream pension plan. Funding requirements may increase as a result of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations or government regulations that increase minimum funding requirements of the pension liability, which could adversely affect cash flows from operations. Also, reductions in discount rates and extensions of participant mortality rates directly increase pension liability and expose us to greater funding obligations in the future.

We may pursue acquisitions and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.

We intend to pursue acquisitions and seek other strategic opportunities. Accordingly, we expect in the future to be engaged in evaluating potential transactions and other strategic alternatives which may devote a significant amount of our management resources, which could negatively impact operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the underlying transactions are completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Integration may be difficult and unpredictable, and acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect results of operations. Moreover, integrating assets and businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets and businesses we acquire, we may not fully realize the potential expected benefits of such transaction, and operating results could be adversely affected.

Any further impairment of our goodwill would negatively impact our financial condition.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of its goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of goodwill and to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At September 30, 2025, we had $1,164.3 million of goodwill on our condensed consolidated balance sheet.

We may need to defend against lawsuits or claims of infringement, misappropriation or other violation of the intellectual property rights of others.

We have in the past, and we may in the future, face claims or lawsuits from third parties, claiming infringement upon our intellectual property rights. In certain situations, we may have the ability to seek indemnification from vendors regarding these lawsuits or claims. If we cannot enforce indemnification rights or if vendors lack the financial means to provide indemnity, these claims may require significant time and money to defend and divert the attention and resources of management and key personnel from our business operations, even if we were to prevail in the lawsuits or claims against us. If such third-party intellectual property rights are successfully asserted against us, it could have adverse effects on our business, including requiring that we (i) pay substantial damages, or ongoing royalty payments, (ii) seek a license from the owner of the asserted intellectual property, which license may not be available on reasonable terms, or at all, (iii) comply with other unfavorable terms or (iv) establish and maintain alternative branding for its products and services. In addition, in responding to these claims or lawsuits, we may be required to stop selling or using, or redesigning, one or more of our products or services, which could adversely affect the way we plan to conduct business. Any of the foregoing events may result in an adverse impact to our results of operations and financial condition.

Key suppliers may experience financial or operational difficulties that may adversely affect our operations.

We purchase a significant amount of goods and equipment from a small number of key suppliers. Should these suppliers breach, terminate or elect not to renew their agreements or otherwise fail to perform their obligations in a timely manner, experience operating or financial difficulties, be unable to provide the goods or equipment, be unable to procure component parts for the goods and equipment purchased from them, or experience negative impacts to their operations, including due to implementation of tariffs, trade wars, epidemics, pandemics, diseases, armed conflicts, military actions or wars, their issues could adversely affect the business as a result of increased prices to source goods and equipment through alternative vendors or result in delays or cancellation in delivery of equipment and goods needed to provide services or to maintain or enhance the network. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Adverse developments in the relationship with employees and labor unions or the ability to hire and retain key personnel could adversely affect our business, results of operations and financial condition.

The ability to successfully operate the business depends on the contributions of employees, especially key personnel. The loss or unavailability for any reason of key members of the workforce could have a material impact on our business. It may be difficult to hire or retain key personnel, and replace those who leave, which could impair execution of strategies and operational initiatives, thereby having an adverse effect on the financial condition and results of operations.

Additionally, we are party to collective bargaining agreements with several unions. While relationships with these unions generally have been satisfactory, and historically, legacy Windstream has succeeded in negotiating new collective bargaining agreements without work stoppages, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, results of operations and financial condition.

Unforeseen events could adversely affect our operations, business, and reputation.

We could be negatively impacted by unforeseen events, such as extreme weather events, natural disasters (including as a result of any potential effects of climate change), acts of vandalism or terrorism, or outbreak of highly infectious or contagious diseases. For example, the COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and another pandemic or other unforeseen event in the future could do the same. Also, global climate change could result in increased frequency of certain types of natural disasters and extreme weather events that could adversely impact our network. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to the business. Any such unforeseen events could, among other things, damage or delay deployment of our communication infrastructure, interrupt or delay service to customers, potentially resulting in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, each of which could adversely affect the business.

We are dependent on the communications industry and may be susceptible to the risks associated with it, including general weak economic conditions, which could materially adversely affect our business, financial position or results of operations.

Our success is dependent on the communications industry and its participants, which could be adversely affected by economic conditions in general, including any impacts from inflation, tariffs that may be implemented that could cause supply chain disruption, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. A decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues. In addition, we originate and terminate calls for long-distance and other voice carriers over our network in exchange for access charges that will generate a significant portion of our revenues. If these carriers go bankrupt or experience substantial financial difficulties and are unable to timely make payments, it may have a negative effect on our results of operations and financial condition.

Weak economic conditions and disruptions in the global financial markets, such as higher interest rates, may impact our ability to obtain financing or to refinance existing debt on acceptable terms, if at all, which could increase the cost of borrowings over time. Further, inflationary pressures in the United States may also have negative impacts on cost structure and pricing models and may impact the ability of third parties (including advertisers, customers, suppliers, wholesale distributors and retailers, among others) to satisfy their obligations to us.

Failure to realize the benefits expected from the Merger could adversely affect the value of our Common Stock.

There can be no assurance that we will actually realize any of the benefits expected from the Merger or realize such benefits within the anticipated timeframe. Anticipated benefits from the Merger include lower costs, increased revenues, synergies and growth opportunities. Achieving these benefits will depend, in part, on our ability to combine the businesses successfully and efficiently. The challenges involved in this combination, which will be complex and time consuming, include the following:

•preserving legacy Uniti’s and Windstream’s customer and other important relationships and attracting new business and operational relationships;

•integrating financial forecasting and controls, procedures and reporting cycles;

•consolidating and integrating corporate, information technology, finance and administrative infrastructures; and

•integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.

If we do not successfully manage these issues and the other challenges inherent in the Merger, then we may not achieve the anticipated benefits on the anticipated timeframe or at all and our revenue, expenses, operating results and financial condition and stock price could be materially adversely affected.

Risks Related to Our Common Stock

Our stock price may fluctuate significantly.

The trading price of our Common Stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•market conditions in the broader stock market in general, or in our industry in particular;

•actual or anticipated fluctuations in our quarterly financial and operating results;

•introduction of new products and services by us or our competitors;

•issuance of new or changed securities analysts’ reports or recommendations;

•sales of large blocks of our stock;

•additions or departures of key personnel;

•regulatory developments;

•litigation and governmental investigations; and

•economic and political conditions or events.

These and the other factors described herein may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In addition, in the past, when the market price of legacy Uniti and Windstream stock has been volatile, holders of that stock have instituted securities class action litigation against them. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

Insiders, including Elliott and its affiliates, could limit your ability to influence the outcome of key transactions, including a change of control.

Our two largest stockholders, directors and executive officers and entities affiliated with them own approximately 36.0% of the outstanding shares of our Common Stock (before giving effect to the exercise of warrants or any potential conversion of the Preferred Stock into Common Stock). In particular, Elliott Investment Management, L.P. (“Elliott”) and its affiliates own approximately 25.2% of such Common Stock. As a result, subject to certain stockholder agreements, these stockholders would be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Further, pursuant to the Elliott Stockholder Agreement, Elliott has the right, subject to certain requirements, to select a number of director designees equal to (a) two (or, in the event the number of directors on the Board is greater than nine, a number that would result in the number of designees representing 20% of the directors then comprising the Board), for so long as Elliott and its controlled affiliates collectively beneficially own at least 50% of the shares of Common Stock that they held as of the date of the Elliott Stockholder Agreement and (b) one (or, in the event the number of directors on the Board is greater than nine, a number that would result in the number of designees representing 10% of the directors then comprising the Board), for so long as Elliott and its controlled affiliates collectively beneficially own at least 25% but less than 50% of such shares of Common Stock.

Our largest stockholders, including Elliott and its affiliates, may also have interests that differ from yours, including as a result of holding other investments, and may vote in a way with which you disagree and which may be adverse to your interests. For example, Elliott has made an investment in Crown Castle Inc., and appointed two new directors to the board of Crown Castle in connection with a cooperation agreement between Elliott and Crown Castle. Elliott has also made investments in other FCC-licensed companies that do not currently directly compete with legacy Windstream, and, in the future, Elliott could make investments in other telecommunication assets or portfolio companies that could compete with us, which could result in Elliott having interests that differ from those of other Uniti stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Common Stock.

Our certificate of incorporation includes a corporate opportunity waiver.

To the fullest extent permitted under the Delaware General Corporation Law (“DGCL”), our certificate of incorporation renounces any interest or expectancy of Uniti in, or in being offered an opportunity to participate in, business opportunities that are presented to our directors or stockholders other than those directors or stockholders who are employees of Uniti. Our significant stockholders, including Elliott, certain legacy Windstream and Uniti investors, our non-employee directors and their respective affiliates will not (to the fullest extent permitted by applicable law) have any liability to us for any breach of fiduciary duty for engaging in any such activities or from not disclosing any corporate opportunities to us or from pursuing or acquiring such opportunities themselves or offering or directing such opportunities to any other person. As a result of these provisions, we may be not be offered certain corporate opportunities which could be beneficial, or our significant stockholders, including Elliott, certain other Windstream investors (the “Legacy Investors”), our non-employee directors or their respective affiliates may direct such opportunities to certain other businesses in which they are engaged (or such other businesses may otherwise pursue such opportunities) causing them to compete with us, which may cause such opportunities not to be available to us or to become more expensive or difficult for us to pursue, which could adversely impact our business or prospects. By being a stockholder in Uniti, you will be deemed to have notice of and have consented to these provisions of our certificate of incorporation.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.

Our certificate of incorporation and bylaws provide for, among other things:

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•advance notice requirements for stockholder proposals; and

•a “synthetic” anti-takeover provision in lieu of the statutory protections of Section 203 of the DGCL.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock for the foreseeable future. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.

The redemption or repurchase of our Preferred Stock may result in significant dilution and/or cash expenditures.

We may redeem our Preferred Stock at our option at any time at a price per share equal to (i) for the first three years after the initial issuance thereof, $1,400 minus any cash dividends paid on such shares of Preferred Stock and (ii) thereafter, 100% of the liquidation preference of the Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares. In addition, following the tenth anniversary of the initial issuance of the Preferred Stock, affiliates of Elliott may, subject to certain constraints, require us to repurchase the Preferred Stock at a price equal to 100% of the liquidation preference of the shares to be repurchased plus accrued and unpaid dividends on such shares. Under the terms of the Preferred Stock, we may elect to settle any redemption or repurchase in cash or shares of Common Stock (valued at the time of issuance); provided, however, that, subject to certain conditions, a holder of the Preferred Stock may require us to settle any redemption or repurchase of its Preferred Stock in shares of Common Stock, subject to a cap. In the event we settle a redemption or repurchase of the Preferred Stock with shares of Common Stock, our common stockholders will experience dilution, which may be significant. If we settle any redemption or repurchase with cash, such cash amounts may be significant and may require us to incur incremental indebtedness, which may impact our financial position and constrain our operational flexibility.

Sales of substantial amounts of our Common Stock in the open market by the Elliott Stockholders, the Legacy Investors or any of their respective affiliates could depress our stock price.

Shares of our Common Stock that were issued to the Elliott Stockholders, the Legacy Investors or any of their respective controlled affiliates in connection with the Merger will become freely tradable following the six-month anniversary of the Closing Date, once registered pursuant to the Registration Rights Agreement or sold in compliance with Rule 144 promulgated under the 1933 Act. Pursuant to the Registration Rights Agreement, the Elliott Stockholders and the Legacy Investors have customary piggyback and demand rights, with demands limited to two for each of the Elliott Stockholders and the Legacy Investors and an additional four shelf takedowns for each of the Elliott Stockholders and the Legacy Investors, subject to increases in connection with certain redemptions or repurchases of the Preferred Stock that are settled in Common Stock.

Such persons may wish to dispose of some or all of their interests in Uniti, and as a result may seek to sell their shares of Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the number of outstanding shares of Common Stock, may affect the market for, and the market price of, Common Stock in an adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Uniti Group Inc. 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	—	—	—
August 1, 2025 to August 31, 2025	1,286	$1.92	—	—
September 1, 2025 to September 30, 2025	20	$2.21	—	—
Total	1,306	$1.92	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

(a) None

(b) None

(c) During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group LLC (f/k/a Uniti Group Inc.) and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708)).

2.2#
Amendment No. 1 to Agreement and Plan of Merger, dated July 17, 2024, by and between Uniti Group LLC (f/k/a Uniti Group Inc.) and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.2 to Old Uniti's Quarterly Report on Form 10-Q dated and filed with the SEC as of August 1, 2024 (File No. 001-36708)).

3.1
Second Amended and Restated Certificate of Incorporation, dated as of August 1, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC as of August 1, 2025 (File No. 001-42779)).

3.2	Bylaws, dated as of August 1, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC as of August 1, 2025 (File No. 001-42779)).

4.1
Third Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, as successor to Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors listed therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.2
Third Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, as successor to Uniti Group LP, Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors listed therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.3
Fourth Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, as successor to Uniti Group LP, Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors listed therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.4
Third Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, as successor to Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors listed therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.5
First Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, as successor to Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors listed therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.6
Second Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, Windstream Escrow Finance Corp., the other guarantors listed therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.7
Second Supplemental Indenture, dated as of August 4, 2025, among Uniti Group LLC (f/k/a Uniti Group Inc.), Uniti Group Inc. (f/k/a Windstream Parent, Inc.), the other guarantors listed therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.8
Indenture, dated October 6, 2025, by and among Windstream Services, LLC, as Issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.500% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 6, 2025 (File No. 001-42779)).

4.9
Form of 7.500% Senior Secured Notes due 2033 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 6, 2025 (File No. 001-42779)).

4.10
Amended and Restated Base Indenture, dated as of October 24, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated as of October 24, 2025 and filed with the SEC as of October 27, 2025 (File No. 001-42779)).

4.11
Series 2025-2 Supplement, dated as of October 24, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated as of October 24, 2025 and filed with the SEC as of October 27, 2025 (File No. 001-42779)).

10.1#
Warrant Agreement between the Company and Equiniti Trust Company, LLC, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.2#
Registration Rights Agreement by and among the Company, the Elliott Stockholders and the Other Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.3#
Stockholder Agreement by and among the Company and the Elliott Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.4#
Stockholder Agreement by and among the Company and the Other Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.6
Uniti Group Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.7
Uniti Group Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.8
Uniti Group Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of August 1, 2025 (File No. 333-289200)).

10.9	Form of Severance Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.10
Employment Agreement between Uniti Group Inc. and Kenneth A. Gunderman, effective August 1, 2025 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.11
Form of Restricted Shares Agreement for executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.12
Form of Performance-Based Restricted Stock Unit Agreement for executive officers (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.13
Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.14
Joinder Agreement, dated as of August 4, 2025, among the Additional Guarantors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

10.15
Borrower Assumption and Joinder Agreement, dated as of August 4, 2025, among Windstream Services, LLC, the Additional Guarantors (as defined therein) party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

10.16
Amendment No. 4 to the Credit Agreement, dated October 6, 2025, by and among Windstream Services, LLC, as borrower, the other loan parties party thereto, the lenders and L/C issuers party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 6, 2025 (File No. 001-42779)).

10.17
Amendment No. 11 to the Credit Agreement, dated October 6, 2025, among Uniti Group Inc., as parent guarantor, Windstream Services, LLC, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the other guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 6, 2025 (File No. 001-42779)).

10.18
Class A-1-V Note Purchase Agreement, dated October 24, 2025, among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC, Uniti Fiber Holdings Inc., as manager, certain conduit investors, financial institutions and funding agents, Barclays Capital Inc., as letter of credit provider, and Barclays Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of October 24, 2025 and filed with the SEC as of October 27, 2025 (File No. 001-42779)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________

*	Filed herewith
#	Schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	November 7, 2025	/s/ Paul E. Bullington
Paul E. Bullington Senior Executive Vice President – Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	November 7, 2025	/s/ Travis T. Black
Travis T. Black Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)