Form 10-K
period 2025-12-31
Uniti Group Inc.
filed 2026-03-02
CIK 2020795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-42779
________________________________________________________________

Uniti Group Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________________

Delaware	85-2262564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 Riverfront Drive Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)
(501) 850-0820
(Registrant’s telephone number, including area code)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	UNIT	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock and therefore, the registrant cannot calculate the approximate market value of the registrant’s common stock held by non-affiliates as of such date. The registrant’s common stock commenced trading on The Nasdaq Global Select Market on August 4, 2025, following consummation of the Merger (as defined below). The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Old Uniti (as defined below), based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025 was $1,034,749,382.

The number of shares of the Registrant’s common stock outstanding as of February 23, 2026 was 239,073,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under United States of America (“U.S.”) federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and future liquidity needs and access to capital; our expectations regarding levels of support from government programs; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; and our expectations regarding the amortization of intangible assets. Following the consummation of the Merger, the Company does not expect to pay any dividends on its common stock. Dividends on the Preferred Stock will be paid in accordance with the specified terms applicable to those shares. See Note 1 for additional information regarding the annual dividend requirements applicable to the Preferred Stock.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•unanticipated difficulties or expenditures relating to the Merger (as defined herein);

•the risk that we fail to fully realize the potential benefits, expected synergies, efficiencies and cost savings from the Merger within the expected time period (if at all);

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

i

•the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;

•other risks inherent in the communications industry and in the ownership of network systems, including potential liability relating to environmental matters; and

•additional factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
ii

PART I
Item 1. Business

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including more than 500,000 residential fiber customers, with a network that includes approximately 1.9 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. For the year ended December 31, 2025, the Company had total revenues and sales of $2,234.5 million and net income of $1,304.7 million.

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

Completion of Merger with Windstream

On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, New Uniti HoldCo LP and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc., Old Uniti ceased to be a REIT, and the Company does not qualify to be a REIT. The common stock of the Company (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share, that was issued and outstanding immediately prior to the effective time of the Merger was automatically cancelled and retired and converted into the right to receive 0.6029 shares of Common Stock, par value $0.0001 per share, pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger (the “Closing”), Old Uniti’s and Windstream’s pre-Closing stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase Common Stock. The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. See Note 1 and 4 to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information related to the completion of the Merger.

Following the Merger, our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure, which are described in more detail below and in Note 15 to our consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data”. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Significant Developments,” of this Annual Report on Form 10-K for information regarding significant developments in our business in 2025.

Business Segments

Kinetic Segment

Overview

We manage as one business our residential, business and wholesale operations in markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings and marketing strategies. The Kinetic business unit is a premier provider of multi-gigabit fiber internet, whole-home Wi-Fi, internet security, and voice services in approximately 1,400 markets across 18 states in the Southwestern, Southeastern, Midwestern and Northeastern U.S. For the year ended December 31, 2025, the Kinetic segment generated total revenues and sales of $928.4 million and contribution margin of $407.6 million.

Strategy

Kinetic’s objective is to profitably grow penetration of our broadband network by continuing to invest in and expand our fiber footprint, accelerating subscriber acquisition, reducing churn, and growing average revenue per customer. Consumer and small business bandwidth needs continue to grow at a rapid pace, driven by increasing demand for streaming video, videoconferencing, remote work, telemedicine, gaming, smart homes, and the proliferation of connected devices. In a competitive environment, our continued investments in expanding our fiber footprint are important to strengthen our competitive positioning and achieve our goal of sustained profitable growth.

Building fiber is a key driver of subscriber acquisition, retention, and revenue, and we expect it will become more important over time. We continue to replace copper lines with fiber to provide symmetrical gigabit + speeds, enhanced reliability, better support, and future-proof connectivity. In addition to investments in our broadband network, we are focused on delivering sustained profitable subscriber growth with compelling and valuable service and product offerings, marketing and sales effectiveness, and a better customer experience.

Services and Products

We offer consumers and small businesses a portfolio of services over both our fiber and copper networks, including broadband internet, voice, and other value-added services. Kinetic’s residential and small business services include:

Broadband Internet: A mixture of various technologies to provide internet services for residential and small business customers capable of multi-gigabit speeds.

Business-Ready Internet: A solution tailored specifically to small business customers, offering broadband paired with robust security, advanced Wi-Fi, and network resiliency.

Customer Premise Equipment (CPE): Customers can lease an advanced Wi-Fi gateway from Kinetic. Specifically, residential customers can lease the eero Pro 7, which uses the latest, most advanced Wi-Fi 7 technology. When coupled with Kinetic’s fiber internet, the eero Pro 7 delivers an enhanced online experience that is easy, secure, fast and affordable. We also offer state-of-the-art mesh extenders, allowing customers to enable strong signal throughout the entirety of their home.

The Kinetic Promise™: Included with Kinetic’s Whole Home Wi-Fi installation, is a pledge that technicians will not leave a new fiber installation until Wi-Fi works in every room and on every device throughout the home. Professional technicians set up and install customers’ Wi-Fi to help ensure they have wall-to-wall coverage and no dead spots. That’s The Kinetic Promise™.

Wireless Service Bundle: Residential customers can bundle their Kinetic broadband service with a post-paid wireless service plan with AT&T.

Internet Security: Add-on service provides a suite of security functionality including protection from cybersecurity threats, the ability to set and monitor parental controls, password vault and virtual private network (“VPN”).

Premium Technical Support: Add-on service offers 24/7 help with personal computer issues, device setup, network problems, virus removal, and software installation, accessible via chat, phone, or email.

Live Television and Streaming Video: Residential customers can add television streaming services via YouTube TV.

Voice: Residential and small business voice services, delivered over traditional landline or digital means, include call management options and emergency access.

Our goal is to provide customers with fast, reliable, and secure broadband along with an exceptional experience and the value-added services they need to get the most out of their internet all for a competitive market price. We continue to develop and source additional solutions to better meet evolving customer needs and further differentiate Kinetic in the marketplace.

Sales and Marketing

Our sales and marketing efforts are focused on accelerating subscriber growth with clear and differentiated branding, compelling offers, a range of media platforms to drive awareness and consideration, and multiple sales channels that allow us to reach and engage with potential customers in a variety of ways.

Brand: We invest in establishing a clear, differentiated brand identity, which is essential to building durable awareness and preference in the marketplace, particularly where we compete with well-established national brands.

Product Offerings and Pricing: We optimize and expand our offerings, pricing, and promotions on an ongoing basis to better address consumer and small business needs and differentiate ourselves from competitors, with the goal of winning a higher share of demand in the market.

Media and Lead Generation: We use a variety of paid media and advertising to drive awareness and consideration among potential customers, including digital, traditional, and direct response marketing, in addition to local marketing.

Public Relations and Reputation Management: Kinetic uses a variety of digital, earned and organic activities to build trust with stakeholders through transparent, timely and truthful communication.

Inbound Sales Channels: Our media and lead generation activities typically direct potential customers to our consumer or small business website or sales call center. There, prospects can learn more about our offerings, check availability for their address, and complete an order.

Outbound and Other Sales Channels: We use additional sales channels to reach potential customers in different contexts that are largely incremental to our media-driven activities. These include primarily door-to-door sales, local retail or community connection centers, and third-party distribution partners. Our teams execute segmented acquisition programs, coordinating across Marketing, Sales, and Operations to accelerate penetration growth in specific parts of our footprint or prospect base, including a program targeting newly completed fiber premises. The effectiveness of our sales and marketing activities is underpinned by the customer experience we provide and our resulting reputation. We aim to consistently improve the customer experience and deliver quality execution across all aspects of sales and marketing.

Competition

Kinetic faces intense and growing competitive pressure in the residential and small business broadband market. Technology improvements and other changes in the market landscape have led to increased competition from both existing competitors and new market entrants. Sources of competition in our service areas include, but are not limited to, the following:

Cable Operators: Cable providers remain our largest source of competition for residential and small business broadband customers. These operators compete aggressively with significant marketing spend, attractive promotional pricing, and bundled offerings with cable television and/or mobile service.

Fiber Overbuilders: A range of entities have built or expanded fiber networks within our footprint. These include existing wireline competitors expanding or upgrading networks as well as a diverse set of competitors including new local or regional providers, electric cooperatives, local municipalities, and open access network operators.

Wireless Operators: Wireless home internet solutions using fixed wireless technology have emerged as an alternate source for Broadband connectivity in residential market. While this technology has limitations, particularly compared to our fiber broadband service, wireless operators have seen significant consumer adoption driven by national advertising from established brands, convenience, and pricing.

Satellite Internet Providers: Satellite broadband offerings have improved in recent years, particularly in our more rural and lower-speed copper areas.

Competition has increased from all four of these sources. While approximately 20% of households in our footprint have no high-speed wireline competitor, the emergence of wireless home internet providers means there are very few locations in our footprint without meaningful competition.

Uniti Solutions Segment

Overview

Uniti Solutions is a platform-led managed services provider that combines cloud-optimized connectivity with integrated security and collaboration services. We design, deploy, and operate multi-site networks with a unified operational experience—delivered through a bespoke combination of customer-obsessed employees, an intuitive leading edge customer management portal and supported by 24/7 service assurance—to help enterprise customers improve application performance, reduce operational burden, and strengthen cyber resilience. Our services drive business transformation through the convergence of our proprietary software solutions and cloud-optimized network with the goal of unlocking our clients’ revenue and profitability potential. Our end-to-end managed services solutions modernize technology infrastructure, optimize operations, reduce resource constraints and elevate the experience of our clients and their end-users—all while securing critical data and protecting brand reputation. Analysts recognize Uniti Solutions as a market leader for our solutions portfolio, and our clients rely on what we believe is our best-in-class customer portal. Businesses trust Uniti Solutions as their single-source for a high-performance network and award-winning suite of connectivity, collaboration and security solutions delivered by a team of technology experts whose success is directly tied to our clients’ complete satisfaction. For the year ended December 31, 2025, the Uniti Solutions segment generated total revenues and sales of $332.3 million and contribution margin of $164.1 million.

Industry Trends

Enterprise networking and information technology (“IT”) services are undergoing a structural shift driven by cloud adoption, distributed work, evolving cyber threats, and rising expectations for application performance and resilience. As enterprise applications and data move across multiple clouds and Software as a Service (“SaaS”) platforms, customers increasingly require connectivity that is designed for consistent performance, secure access, and operational simplicity. At the same time, enterprises are seeking to reduce vendor sprawl and internal operational burden by consolidating network, security, and collaboration services under fewer strategic partners.

We believe enterprise demand is being shaped by four primary buying triggers:

•Application performance and cloud connectivity. As business-critical workloads migrate to SaaS and multi-cloud environments, customers increasingly prioritize predictable performance, low latency, and visibility across locations, users, and applications. These requirements are accelerating the demand for cloud-optimized connectivity and managed network services that can support dynamic traffic patterns and application-aware routing.

•Security convergence and zero trust adoption. The threat environment continues to evolve, and customers are increasingly shifting from perimeter-based security models to cloud-delivered security and identity-based access controls. This is driving adoption of Secure Access Service Edge (“SASE”) and Security Service Edge (“SSE”) architectures that unify networking and security policy, support remote and mobile users, and reduce reliance on multiple point solutions.

•Operational outsourcing amid constrained IT resources. Many enterprise IT organizations are balancing complex modernization initiatives with limited staffing and budget capacity. This constraint continues to increase the demand for managed services that can design, deploy, monitor, and optimize network and security environments, enabling customer teams to focus on core business priorities.

•Legacy rationalization and technology transitions. Customers are moving away from legacy architectures and premises-based systems that can limit scalability, agility, and security. These transitions include migration from Multiprotocol Label Switching-centric networks to Software-Defined Wide Area Network (“SD-WAN”) architectures, progression from SD-WAN to SASE and SSE approaches, and movement from premises-based Private Branch Exchange to cloud-based unified communications and contact center platforms.

Meeting these demand drivers requires the ability to deliver solutions consistently across geographies and access types. Uniti Solutions uses a mix of on-net fiber within the Uniti footprint and a broad ecosystem of access partners to extend coverage and provide connectivity options tailored to customer requirements for performance, diversity, and cost. We believe this hybrid delivery model supports scalable deployment across multi-site enterprises while enabling solution designs aligned to customer outcomes.

Strategy

The strategy for Uniti Solutions is to be a trusted connectivity, communications, and security partner by delivering reliable outcomes through a platform-led managed services model. We focus on simplifying the customer experience, improving operational execution, and expanding customer relationships by aligning next-generation solutions to evolving enterprise requirements.

We execute this strategy through four strategic pillars:

•Secure-by-design networking and converged security. We continue to align network and security capabilities by integrating SD-WAN with cloud-delivered security services, enabling customers to implement consistent policies across locations and users. Our objective is to help customers manage risk while simplifying security architectures and reducing vendor complexity.

•Platform-led customer experience and operational transparency. We aim to provide customers with a consistent digital-first experience across ordering, monitoring, incident management, and change management. We believe improved visibility and workflow standardization can reduce operational friction for customers and support higher retention and expansion.

•Solution-led modernization across connectivity and collaboration. We support enterprise modernization initiatives, including migrations from legacy network and voice architectures to cloud-enabled alternatives. We seek to expand adoption of SD-WAN, SASE and SSE, Unified Communications as a Service (“UCaaS”), and Contact Center as a Service (“CCaaS”) solutions by aligning offerings to measurable customer needs such as application performance, resilience, and workforce productivity.

•Vertical and use-case focus supported by a flexible delivery model. We tailor solution designs to the operational and compliance needs of targeted verticals, including retail, healthcare, financial services, education, manufacturing, hospitality, and state and local government. Our delivery model leverages on-net fiber where available and a broad access partner ecosystem to support multi-site deployments across geographies.

We operationalize our strategy through disciplined lifecycle management across sales engineering, service delivery, service assurance, and customer success. We prioritize:

(i)proactive service management and continuous optimization of customer environments;

(ii)renewal and expansion motions that emphasize deeper solution adoption and enhanced customer outcomes; and

(iii)selective pursuit of new customer relationships that meet profitability and serviceability objectives.

We believe that improving service reliability, reducing operational complexity, and expanding the number of solutions adopted per customer relationship can strengthen retention, lower support friction, and enhance the lifetime value of our customer base.

Services and Products

The drivers of demand are a result of enterprise businesses transforming their own IT infrastructure to move workloads to the cloud, ensure cloud application performance, improve employee productivity and enhance data security, among other strategic imperatives. Our portfolio of solutions is well-positioned to support these enterprise IT imperatives. As the network evolves into the platform for how business gets done, we believe our customers increasingly value our tailored solution-design process and dedicated service support model. They subscribe to services such as SD-WAN, SASE and SSE, Secure Flex Premium, Managed Network Security (“MNS”), Local Area Network (“LAN”) Services, UCaaS, CCaaS, fiber transport connectivity to major cloud ecosystems and a comprehensive suite of managed services.

Network and Edge

•SD-WAN: A secure technological wide-area network solution that ensures optimal application performance irrespective of the underlying transport and allows for business continuity, as well as routing control, via the U Connect customer-facing portal.

•Multi-site Networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations. Our core growth networking products include SD-WAN, and Wavelength connectivity solutions.

•LAN Services: Our team of network professionals will design, deploy and manage clients’ LAN Services, freeing their IT teams to spend less time managing and monitoring the network and more time on driving strategic initiatives. LAN services include Secure Wi-Fi, Cloud Managed Switch and Intelligent IP cameras.

Security

•SASE: Elevates network performance and security, while simplifying overall management. Organizations leverage the power and flexibility of a SD-WAN network backbone with a unified security solution.

•SSE: Cloud-native SSE enables businesses to instantly integrate next-generation security components into existing network environments without disruption and creates a path towards a full SASE environment.

•Managed Security: Fully integrated with our SD-WAN solutions, Managed Security enables organizations to deploy advanced networking and security capabilities instead of relying on multiple products and partners to provide the same functionality, ultimately reducing costs and gaining comprehensive network security features.

Connectivity

•High-speed Internet: We offer a range of high-speed broadband and dedicated internet access options providing reliable connections designed to help our customers reduce costs and boost productivity.

Collaboration

•UCaaS: This solution delivers the capabilities to drive productivity and engagement to ensure reliability, flexibility and security. OfficeSuite® is an award-winning cloud-based solution that blends user-centric design with advanced, market-proven technology.

•CCaaS Powered by Talkdesk: This solution transforms interactions with a contact center service delivering better conversion rates, increased customer retention and higher satisfaction scores. It enables customers to connect with agents on their terms while empowering agents to work from anywhere.

Sales and Marketing (Go-to-Market and Customer Lifecycle): Uniti Solutions markets and sells its solutions through a consultative, solutions-led approach designed to help customers modernize connectivity, collaboration, and security environments. Our go-to-market model is structured to support both new customer acquisition and expansion of existing customer relationships through solution adoption, renewals, and lifecycle services.

Sales and Sales Engineering: Our sales organization focuses on identifying customer needs, designing solutions, and driving profitable growth across new and existing customers. Sales engineers support solution architecture, network and security design, and migration planning to align proposed solutions with customer performance, resilience, and security requirements. We emphasize expansion within existing relationships through cross-sell and upsell of next-generation solutions.

Marketing: Our marketing function supports demand generation and pipeline development through targeted campaigns and content that align to customer use cases (e.g., secure cloud connectivity, SD-WAN to SASE and SSE transitions, UCaaS and contact center modernization). We utilize data-driven marketing capabilities to improve customer engagement and to help connect qualified demand to our sales and customer success teams.

Customer Success and Revenue Enablement: Customer success is focused on adoption, service experience, and renewal outcomes across the customer lifecycle. We seek to improve retention and expansion by proactively managing customer needs, supporting solution adoption, and coordinating renewal planning. Revenue enablement supports consistent execution through training, sales plays, tools, and process disciplines that align our go-to-market teams around customer outcomes and profitable growth.

Commercial Governance and Offer Management: We manage pricing, packaging, and solution governance to support market competitiveness while maintaining profitability and supportability. This includes managing access and interconnection considerations, aligning commercial terms with customer requirements, and partnering with sales teams to support profitable renewals and growth opportunities.

Service Delivery and Ongoing Support Alignment: We coordinate across service delivery, customer care, and service assurance to support a consistent customer experience from onboarding through steady-state operations. This model is intended to improve transparency, accelerate issue resolution, and strengthen long-term customer relationships.

Competition

The market for enterprise customers is highly competitive. We believe we are well-positioned to gain market share within the enterprise segment based upon our ability to leverage new product capabilities to capitalize on the significant industry trends discussed above.

Our primary competitors are characterized into the following groups:

(i)Facilities-based national carriers

(ii)Cable operators

(iii)Global Wide Area Network (“WAN”) aggregators / “capex-light” Managed Service Providers (“MSPs”)

(iv)Pure-play security/SASE vendors and MSPs

These providers offer a range of similar services, from traditional voice to advanced data and technology services using similar facilities and technologies as we do, and they compete directly with us for customers of all sizes. We compete by providing a robust offering that delivers single-source accountability, vertical expertise, faster design-to-deploy cycles, full portal-based visibility and workflow automation, security integrated within network policy and a customer-obsessed culture that starts and ends with complete satisfaction for the customers we serve.

Fiber Infrastructure Segment

Overview

We manage as one business our legacy fiber and leasing businesses combined with the competitive local exchange carrier (“CLEC”) portion of Windstream's acquired wholesale business. Our Fiber Infrastructure operations deliver fiber-based connectivity and enterprise networking solutions that support mission-critical communications for businesses including banks, hospitals, schools and government organizations in medium-sized communities and large cities across the Southeast. Leveraging our nationwide fiber footprint and advanced infrastructure, we provide high-performance, scalable services that enable secure data transport, network interconnection, and managed connectivity tailored to the needs of today’s digital economy. In addition, we provide high-capacity bandwidth and transport services to wholesale customers, including telecom companies, large cloud computing and storage service providers (hyperscalers), content providers, cable, international and other network operators. We also provide ethernet (e-access), dedicated internet access, and fiber-to-the-tower services to carriers and other related telecom companies. For the year ended December 31, 2025, the Fiber Infrastructure segment generated total revenues and sales of $1,053.9 million and contribution margin of $772.1 million.

Strategy

Our strategy is to drive long-term, recurring revenue by expanding and monetizing Uniti’s fiber network through customer-aligned network deployments, portfolio diversification, and deepening our business relationships in the markets we serve. In pursuit of this strategy, we focus on delivering fiber connectivity and services that support enterprise digital transformation, high-capacity data requirements, and the infrastructure needs of our customer base.

We aim to enhance network reach by building new routes based on customer demand, densifying existing markets, and forging long-term contractual commitments that reflect our customers’ growth requirements. Continued investment in our fiber infrastructure supports scalable capacity, reliable performance, and efficient service delivery while balancing capital deployment with anticipated returns.

We are executing a multi-year network expansion program with emphasis on high‑count, long‑haul routes, diverse metro laterals, and strategic interconnections, with dark fiber as a core offering. We provide industry-leading services including 10 - 400 Gigabits per second (“Gbps”) optical wave services, combined with Network Intelligence through our iconnect customer self-service portal that enhances operational management, performance transparency and ordering efficiency.

As a trusted infrastructure partner, our objective is to simplify customer connectivity through route diversity, standardized processes, and predictable delivery intervals, supported by governance, security, and compliance frameworks aligned to customer requirements.

AI-driven demand focus: We are prioritizing infrastructure construction projects that support artificial intelligence (“AI”) and high-performance computing workloads, including high-count dark fiber and expanded space/power at our colocation facilities. Our operational advantages in Tier 2/Tier 3 markets enable us to reach newly developing, power-adjacent AI compute centers efficiently with services operated and managed locally.

High-Capacity Optical Services: Our Intelligent Converged Optical Network provides bandwidth capacity for metro and longhaul optical transport along key data center corridors. Our open architecture and advanced Reconfigurable Optical Add-Drop Multiplexer deployment enable Nx400 Gbps services today and is ready for the next generation. Driven by our customers’ demands, we continue to expand our network capacity and reach to new data centers and new routes. Our network features route diversity, low‑latency design, and resiliency features tailored for AI, cloud, and high‑performance computing workloads.

Capacity at scale and speed: To meet accelerating customer demand, we are advancing material procurement, construction schedules, and permitting in key corridors, and implementing standardized designs and repeatable build templates to shorten delivery intervals. We partner with customers on forecast-driven build programs, pre-positioned lateral expansions, and scalable dark fiber and spectrum options to meet near-term needs while anticipating future growth.

Trusted infrastructure partner: We align long-term commercial structures (including indefeasible rights of use (“IRUs”) and leases) with customers’ multi-year capacity plans, provide predictable service level agreements (“SLAs”) and governance, and maintain route diversity and resiliency to support mission-critical AI and cloud workloads. These measures are intended to ensure dependable, scalable connectivity that keeps pace with customers’ evolving requirements.

Services and Products

Fiber Infrastructure products are designed to meet enterprise customers’ needs for resilient, secure, and scalable connectivity. Fiber Infrastructure services include:

Enterprise Internet Services: Fiber-based internet connectivity that delivers reliable and secure access tailored for business operations, collaboration platforms, and digital tools.

Managed Networking Services: Comprehensive network services including managed network solutions, routing, and optimization to support customers’ unique technical and operational requirements.

Advanced Networking Services: Scalable networking products such as Ethernet and SD-WAN that enable customers to extend connectivity across locations and applications with performance suitable for data-intensive environments.

Voice Services: Fiber-based business voice solutions that are integrated with fiber connectivity for enhanced communications, including support for hosted and cloud-enabled voice platforms.

E-Rate Services: Affordable, scalable fiber and network services that support connectivity for E-Rate eligible educational and community institutions under federal Universal Service Administrative Company (“USAC”) programs.

Secure Colocation Solutions: Colocation services that provide secure access to on-net fiber points of presence and enable customers to connect their infrastructure within Uniti-connected facilities. These services are typically provided over multi-year contracts and are supported by dedicated technical and operational teams to deliver network performance, service reliability, and responsive customer support.

Wholesale Services: We provide network bandwidth to hyperscalers and content providers, other domestic and international telecommunications providers, cable operators and wireless carriers. These services include 10 - 400 Gbps wave services, spectrum, Ethernet, internet, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. Dark fiber offerings (including long‑haul and metro) are available under multi‑year structures such as leases and IRUs to support customers’ long‑term capacity requirements. Our hyperscale customers have partnered with us to drive the construction and delivery of extremely high-count fiber systems along with colocation sites with space and power to drive AI traffic. Customers manage our wholesale services via our customer-facing portal (iconnect) with map-based visibility, inventory accuracy and operational insights that improve planning, ordering, and delivery.

Marketing, Service Delivery and Customer Relationships

Our sales and marketing efforts target enterprise and public sector customers across a variety of verticals (such as healthcare, education, medical, financial, retail, business services and more), emphasizing customizable fiber-based connectivity solutions and long-term customer engagements. Sales teams collaborate with engineering, network planning, and customers to align product design and service delivery with customer needs and market opportunities.

Key elements of our approach include:

•Direct customer engagement: Dedicated account teams work with customers to design tailored solutions that address technical, geographic, and business-specific requirements.

•Strategic partnerships: Alliances with referral partners, local/regional business networking organizations, national industry services sourcing leaders, and strengthening customer relationships to build brand awareness.

•Market expansion initiatives: Efforts to identify and pursue opportunities in high-demand markets where our fiber routes and enterprise demand intersect.

•Sales tools: Partnerships with industry leading systems and platforms designed to drive opportunities, revenue, and customer experience.

We place emphasis on our “customer obsessed” philosophy, maintaining service quality and operational excellence to support new logo contracts, renewals, and cross-sell opportunities as customers evolve their connectivity needs.

Our sales and marketing efforts for our wholesale services are designed to differentiate us from our competitors. Sales programs are aligned with infrastructure build plans and structured to support long-term relationships through standardized service level agreements, resilient design options, and commercial arrangements that match customers’ scale and timelines. Our teams are closely aligned with our engineering organization to build and provide customized network solutions for our customers in a timely manner. Our sales and customer support staff work closely with each customer to ensure that their specific business needs are met. Whether servicing content providers, cable operators, data centers or other communication services providers requiring single or multiple circuit connections or additional bandwidth, our goal is to demonstrate trustworthiness and partnership by delivering reliable infrastructure, contractual transparency, and predictable execution.

Competition

Our Fiber Infrastructure segment operates in several competitive markets. Competitors include national and regional fiber network operators, incumbent telecommunications providers, cable companies with fiber assets, and other infrastructure solution providers offering similar products and services. Competition is based on network reach, service performance, pricing, contractual terms, and the ability to meet customers’ deployment and support expectations. We believe that Uniti’s extensive fiber footprint, flexible service portfolio, and execution capabilities position us to effectively compete for enterprise opportunities and support long-term customer relationships.

The market for high-bandwidth optical transport services remains competitive among high-growth data centers. Diverse routing and operation efficiencies, such as installation intervals and service availability, are key differentiators. Our wholesale operations also leverage advantages with our iconnect customer portal and its map-based Network Intelligence functionality. This combination has enabled us to win market share of inter-datacenter, high bandwidth optical services.

Our competition is also taking advantage of the tremendous growth offered by AI needs. Our advantage leverages our foundational focus on providing access from Tier 1 telecommunication hubs to Tier 2 and Tier 3 markets. We also provide predictable delivery via standardized designs, construction programs, and governance frameworks, supported by transparent service level agreements. Our dark fiber infrastructure projects will provide route diversity, capacity, and resiliency features tailored for AI, cloud, and high‑performance computing workloads to unique locations outside of the typical metro markets.

In local and regional markets, competition has intensified with an increasing number of entrants and substitution products focused on access. We do have advantages with our on-net and near-net fiber buildings in our Kinetic markets along with our other Uniti Fiber Infrastructure markets. We prioritize strategic network-to-network interconnection points to meet growing demand and support customers’ multi‑year capacity plans.

Significant Customers

~~F~~ollowing the Merger, no single customer, or group of related customers, represented 10% or more of our consolidated revenues and sales. For periods prior to the Merger, leasing revenues earned from Windstream under the Windstream Leases (as defined in Note 4 to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K) were approximately 68.3%, 68.3% and 67.3% of our total consolidated revenues and sales for the period January 1, 2025 to July 31, 2025, and for the years ended December 31, 2024 and 2023, respectively.

Government Regulation, Licensing and Enforcement

U.S. Telecommunications Regulatory Overview

As an ILEC and CLEC, we are subject to extensive and complex federal, state and local telecommunications laws and regulations. The Federal Communications Commission (“FCC”) regulates the provision of interstate and international telecommunications services, and state public utility commissions (“PUCs”) regulate intrastate telecommunications services. Federal and state telecommunications laws and regulations are wide-ranging, and violations of them can subject us to civil, criminal and administrative sanctions. Changes in laws and regulations and violations of federal or state laws or regulations by us could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under Item 1A. “Risk Factors—Risks Related to Our Business” of this Annual Report on Form 10-K.

As a telecommunications public utility provider, our operating subsidiaries hold licenses or other forms of authorization granted by the FCC and state PUCs. The FCC and PUCs can modify or terminate a service provider’s license or other authority to provide telecommunications services for failure to comply with applicable laws and regulations. The FCC and PUCs may also investigate our subsidiaries’ operations and may impose fines or other penalties for violations of the same. State regulatory agencies also have oversight over incumbent telephone companies’ interconnection with competitive providers, requiring the provision of non-discriminatory network access to certain network elements. Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to set certain rates, arbitrate, and review interconnection disputes and agreements between incumbent telephone companies and CLECs, in accordance with rules set by the FCC. In order to engage in certain transactions in some jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of assets, we may be required to provide notice and/or obtain prior approval from certain governmental agencies. Failure to obtain required approvals could subject us to fines or other penalties.

Our subsidiaries are subject to a number of federal, state, and local regulations that govern the way we can conduct business. Such regulations may impose requirements and costs for our entities to operate and utilize local rights of way. They may also impose other operating costs on our businesses, including pricing restrictions on regulated basic voice services, further restrictions on pricing flexibility for other products, minimum service quality standards, service reporting, contributions to universal service, and other obligations. The FCC and certain states also require certain approvals or notifications to discontinue the use of certain telecommunications facilities and the provision of some services. Additionally, we are subject to oversight from certain federal and state agencies, including state attorneys general, which monitor and exercise oversight related to consumer protection matters, including matters that affect the communications industry. These agencies can choose to launch inquiries or investigations of our business practices in response to customer complaints or other customer service issues or disruptions. Such inquiries or investigations could result in enforcement actions, litigation, fines, settlements, and/or reputation harm.

In addition, a number of our subsidiaries provide services to customers within the FCC’s E-Rate and Rural Healthcare (“RHC”) programs. E-Rate and RHC programs are federally funded programs that provide discounts to assist eligible schools, libraries, and healthcare providers to fund the acquisition and operation of certain communications services and technology. These programs are administered by the USAC under the direction of the FCC. The E-Rate and RHC programs are subject to regulatory requirements that change often and require strict adherence to program requirements and deadlines. Failure to abide by program and regulatory requirements can result in loss of funding, claw back of prior funding, and fines or other sanctions. The E-Rate, RHC and other programs are funded by the Universal Service Fund (“USF”) program. While we are actively engaged on the USF reform topic we cannot predict with certainty future developments or changes to the regulatory environment with respect to the USF, E-Rate or RHC programs, or the impact such developments or changes would have on our business.

Regulatory Changes

Future revenues, costs, and capital investment in the communications sector could be adversely affected by material changes to, or decisions regarding the applicability of, government requirements, including, but not limited to, changes in rules governing carrier compensation, interconnection access to network facilities, state and federal USF support, consumer pricing regulations, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, access to unbundled network elements, and other requirements. Federal and state communications laws and regulations may be amended in the future, and other new laws and regulations may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be vacated or modified at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.

In addition, regulations could create significant compliance costs for us. Delays in obtaining FCC and PUC certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. We may also be affected by legislation and/or regulation imposing new or additional obligations related to, for example, law enforcement assistance, cyber-security protection, intellectual property rights protections, environmental protections, consumer privacy, tax, or other areas. We cannot predict how any such future changes may impact our business, or the business of our tenants.

Privacy

All telecommunications providers, including Uniti, are subject to federal and state rules governing the privacy and handling of specified customer information. Among other things, these privacy-related rules obligate carriers to implement procedures to: protect specified customer information from inappropriate disclosure; obtain customer permission to use specified information in marketing; authenticate customers before disclosing account information; and periodically certify compliance with certain rules. Privacy-related legislation has been adopted in states in which we operate. Certain state requirements give consumers increased rights including the right to know what personal information is being collected about them and obtain a copy of such information, opt-out of the sale of personal information or sharing of personal information for purposes of certain targeted advertising, and to request the correction or deletion of this information. Complying with such laws, as well as other legislative and regulatory action related to privacy, could result in increased costs of compliance, claims against the Company or investigations related to compliance, and increased uncertainty in the use and availability of certain consumer data.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect telecommunications operations and facilities. These laws and regulations, and their enforcement, involve complex and varied requirements, and many such laws and regulations impose strict liability for violations. Some of these federal, state and local laws may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce revenues.

Human Capital Resources

Our Workforce

As of December 31, 2025, Uniti employed 8,632 team members with 1,997 team members covered by collective bargaining agreements. Our employees are our most important resource, and their success ultimately creates our own. Accordingly, we believe maintaining a supported and engaged workforce is essential to achieving our operational and strategic objectives.

We fuel their success by offering career growth, recognition and appreciation programs, fostering healthy work relationships, a positive and enjoyable work environment, empowerment, mentoring, and training and development opportunities. We aim to champion and nurture transparent, respectful, and collaborative work environments and consider our employees to be a critical asset in delivering long‑term value.

Competitive Pay, Benefits, and Well‑Being

Uniti seeks to attract and retain qualified employees by offering equitable compensation structures designed to reflect role responsibilities and regional benchmarks, along with high quality, comprehensive benefit plans and resources including care management and personal health care assistance, expert medical opinion services, telehealth, virtual physical therapy, diabetes and hypertension programs, tobacco cessation, fertility benefits, and others. We also have a robust Employee Assistance Program, a generous portfolio of mental and behavioral health resources, and provide a variety of supplemental medical and life insurance opportunities to protect and help employees manage personal priorities.

Uniti provides competitive financial benefits to all employees including a 401(k) retirement plan with a company match up to 4% of eligible employee contributions and health savings accounts for eligible health plans with an employer contribution. We also offer financial literacy training and counseling to support employees in making financial decisions and maximizing their retirement savings.

Eligible Uniti employees may participate in our Employee Stock Purchase Plan offering them the opportunity to purchase Uniti common stock at a discounted price.

Additionally, Uniti offers company and floating holidays along with the opportunity to use a generous paid volunteer time off program for teammates to invest time in their local communities.

Employee Development and Career Growth

Uniti invests in training and development to support employee performance, advancement, and long‑term career growth. Employees have access to a broad range of learning resources, including job‑specific training, leadership development programs, and communication and skill‑building courses. Uniti also offers an education‑reimbursement program for employees who meet established eligibility criteria.

Culture and Communication

Uniti seeks to maintain a workplace culture that emphasizes connection, collaboration, respect, and ethical behavior. We actively model our company values of “Customer Obsessed,” “Stronger Together,” “Make It Happen,” and “Operate Openly” in how we lead and operate.

For the last eight years Uniti has been certified as a Great Place to Work®. As a certified Great Place to Work®, our employees say they are treated fairly, are made to feel welcome, are proud to work at Uniti, and that the culture at Uniti is the best they have ever been involved in. 88% of our teammates agree that Uniti is a great place to work. Our people‑first culture is rooted in collaboration, accountability, and a shared commitment to excellence. We foster an environment where employees feel supported, empowered, and connected to our mission, enabling them to bring their best ideas and energy to work each day. This positive and inclusive atmosphere strengthens our organizational performance and reinforces the values that guide how we operate and serve our customers.

Uniti uses multiple channels to communicate operational updates, promote transparency, and support employee engagement including a companywide intranet, companywide and departmental communications, newsletters, live town halls, blog posts, and an internal podcast. We believe consistent, clear communication is essential to organizational effectiveness.

Dedication to Integrity and Ethical Conduct

Uniti maintains policies and procedures designed to promote ethical conduct, including standards of behavior applicable to all employees. Uniti maintains a strong ethical foundation through policies and a code of conduct that emphasizes responsibility, accountability, and transparency. Leadership is responsible for modeling integrity and accountability, and employees receive resources intended to assist in identifying, reporting, and preventing non‑compliant or unethical conduct.

Labor Relations

As of December 31, 2025, approximately 23% of our U.S. workforce was represented by a union. We have a long history of working with our union groups and regularly meet with union leaders to talk about key issues, including safety, customer service, operational processes, our business performance, and the impacts that changing technology and competition are having on our customers, our employees, and the Company. Uniti is committed to cultivating collaborative relationships with the unions representing our workers and to fostering an environment where open communication and respect for worker’s rights contribute to a thriving workplace. We respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference.

Future Commitment

Uniti intends to continue investing in human capital development, workplace culture, and employee well‑being. We believe these efforts support the long‑term interests of our stockholders, customers, and communities.

Available Information

Our principal executive offices are located at 2101 Riverfront Drive, Suite A, Little Rock, Arkansas 72202 and our telephone number is (501) 850-0820. We maintain a website at https://www.uniti.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our Exchange Act filings can also be found at https://www.sec.gov.

Current copies of our Working with Integrity Guidelines, Corporate Governance Guidelines, and the charters for our Audit, Compensation and Governance Committees are posted in the “Corporate Governance” section of the About Us page of our website at https://www.uniti.com.

Item 1A. Risk Factors

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

As of December 31, 2025, we had outstanding long-term indebtedness of approximately $9.5 billion, consisting of senior secured and unsecured notes, ABS Notes, term loans and revolving credit facilities provided by a syndicate of banks and other financial institutions, which, as of December 31, 2025, provided for an aggregate committed amount of additional borrowings up to approximately $540.0 million. Additionally, in the first quarter of 2026, we completed refinancing transactions which included the issuance of $1.0 billion of 8.625% secured notes. Net proceeds from the debt issuance were used to repay the $500.0 million senior secured first lien term loan facility due 2031 and for general corporate purposes, including the repayment of outstanding debt. In addition, we issued $960.1 million of secured fiber network revenue term notes with an anticipated repayment date in February 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, including funding of success-based capital expenditures and the repayment of outstanding debt. As of February 23, 2026, we had outstanding long-term indebtedness of approximately $10.7 billion.

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

We require substantial capital to maintain and enhance our network and build-out new fiber networks, even if there are matching funds under state or federal broadband programs, to remain competitive. While we expect to be able to fund required capital expenditures, other operating expenses (including debt service obligations) and intra-company obligations from cash generated from operations and borrowings under credit facilities, other risk factors described in this section, such as (i) the risks related to our substantial consolidated indebtedness, which will require a substantial portion of cash flow to make interest and principal payments due on such indebtedness, limiting the ability to borrow additional amounts for working capital or other expenditures and (ii) the risks related to reliance on government funding and the adverse impact upon expected revenue and operating results should we be prohibited from participating in such government programs, could materially reduce cash available from operations or significantly increase capital expenditure requirements. For more information, see the risk factors “Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.” and “If we are prohibited from participating in government programs, results of operations could be materially and adversely affected.” If any of these risks are realized, funds for capital expenditures may not be available when needed, which could affect service to customers and growth opportunities. We may also need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and other obligations and may seek to access the equity and debt capital markets when market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on, among other things, operating performance and other circumstances; then-current commitments and obligations; the amount, nature and timing of capital requirements; any limitations imposed by current credit arrangements; and overall market conditions. If forward-looking expectations about our liquidity prove to be incorrect or if we are unable to access the capital markets as anticipated, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in capital expenditures and, in an extreme case, our ability to pay debt service obligations on a timely basis or at all.

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

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of its goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of goodwill and to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2025, we had $1,158.3 million of goodwill on our consolidated balance sheet.

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

Our two largest stockholders, directors and executive officers and entities affiliated with them own approximately 36.1% of the outstanding shares of our Common Stock (before giving effect to the exercise of warrants or any potential conversion of our preferred stock (“Preferred Stock”) into Common Stock). In particular, Elliott Investment Management, L.P. (“Elliott”) and its affiliates own approximately 25.2% of such Common Stock. As a result, subject to certain stockholder agreements, these stockholders would be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Further, pursuant to the Elliott Stockholder Agreement, Elliott has the right, subject to certain requirements, to select a number of director designees equal to (a) two (or, in the event the number of directors on the Board is greater than nine, a number that would result in the number of designees representing 20% of the directors then comprising the Board), for so long as Elliott and its controlled affiliates collectively beneficially own at least 50% of the shares of Common Stock that they held as of the date of the Elliott Stockholder Agreement and (b) one (or, in the event the number of directors on the Board is greater than nine, a number that would result in the number of designees representing 10% of the directors then comprising the Board), for so long as Elliott and its controlled affiliates collectively beneficially own at least 25% but less than 50% of such shares of Common Stock.

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

Shares of our Common Stock that were issued to the Elliott Stockholders, the Legacy Investors or any of their respective controlled affiliates in connection with the Merger became freely tradable following the six-month anniversary of the Closing Date, once registered pursuant to the Registration Rights Agreement or sold in compliance with Rule 144 promulgated under the 1933 Act. Pursuant to the Registration Rights Agreement, the Elliott Stockholders and the Legacy Investors have customary piggyback and demand rights, with demands limited to two for each of the Elliott Stockholders and the Legacy Investors and an additional four shelf takedowns for each of the Elliott Stockholders and the Legacy Investors, subject to increases in connection with certain redemptions or repurchases of the Preferred Stock that are settled in Common Stock.

Such persons may wish to dispose of some or all of their interests in Uniti, and as a result may seek to sell their shares of Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the number of outstanding shares of Common Stock, may affect the market for, and the market price of, Common Stock in an adverse manner.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established an information security program to assess, identify and manage material risks from cybersecurity threats, which is an integral part of the Company's overall enterprise risk management program. This program is established at the executive level, with regular reporting to, and oversight by, the Board of Directors as described below.

As part of the Company’s information security program, the Company maintains written policies and procedures, such as the Information Security Policy and the Company’s Incident Response Plan, which identify how cybersecurity measures and controls are developed, implemented, and regularly reviewed and updated. The Company’s Information Security Policy identifies security controls, appropriate use, and user responsibilities for the organization that are in place to identify and manage the risk of a cybersecurity incident.

The Company has implemented a set of controls to manage information risk, utilizing controls from multiple security frameworks, specifically ISO 27001, and the Payment Card Industry (“PCI”) Data Security Standard. The Company also conducts various internal and external information risk assessments each year, which are based on nationally accepted standards, including annual compliance required assessments, such as PCI and Sarbanes-Oxley Act of 2002 (“SOX”) audits, as well as ad-hoc assessments driven by emerging risks, changes in the Company’s environment, or benchmark/roadmap needs. Risks identified in such assessments are considered for inclusion in the Company’s risk portfolio and are then prioritized and addressed as needed through the Company’s broader information security programs and policies. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, encryption, and vulnerability and patch management.

Although the risks from cyber threats have not materially affected our business strategy, results of operations, or financial condition to date, we continue to closely monitor cyber risk. To protect its information and cyber assets, the Company conducts appropriate cybersecurity exercises and training. For example, employees must complete cybersecurity training at least annually, which educates our employees on the Company’s policies and procedures for incident reporting, and avoiding common cybersecurity threats such as phishing attacks.

Additionally, the Company leverages third-party security firms in different capacities to implement or operate various aspects of the Company’s information security program, including to conduct risk assessments, vulnerability scans, and penetration testing based on nationally accepted standards. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, such as requiring an independent assessment of the third party’s information security controls where appropriate. As part of the Company’s process to continuously improve its information security programs, the Company also engages third-party subject matter experts to assess and evaluate the effectiveness of various aspects of the Company’s information security program.

The Company (or the third parties on which it relies) may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Board Governance and Management

Cybersecurity risk is managed as an enterprise risk in the Company’s enterprise risk management process. At the highest level, the Company’s program includes multi-layered governance by management, the Audit Committee and the Board of Directors.

Ultimate responsibility for risk oversight and management generally lies with the Board. To effectively manage oversight of our cybersecurity risk management practices, the Board has delegated such responsibility to the Company’s Audit Committee. The Company’s Chief Information Officer (“CIO”) and the Company's Chief Information Security Officer ("CISO") provide reports to either the Audit Committee or the full Board on a quarterly basis on various matters, including current and emerging cybersecurity risks to the Company, internal and external assessments of the Company’s information security program, and a roadmap of projects to manage its information security posture. In the event of any significant cybersecurity incidents, the Company’s Incident Response Plan outlines the process to escalate communications to the Audit Committee and/or the full Board between the quarterly updates on an ad hoc basis.

At the executive and management level, the CIO has primary responsibility for the development, operation, and maintenance of the Company’s information security program. Our CIO has 20 years of experience in technology risk management, 12 of which have been with the Company (or its predecessors and affiliates). In addition to the CIO, the Company’s CISO under the direction of the CIO, implements and provides governance and functional oversight for cybersecurity controls and services. Information security processes include escalation of certain risks and incidents to the CIO and the executive team and quarterly dashboards also used to update the risk landscape.

Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company including governance at the Board level and accountability in our executive management for the execution of the Company’s cyber risk management strategy and the controls designed to protect its operations. In addition, we maintain cyber insurance that is designed to protect us against certain losses related to cyber risks, and we believe the amount and scope of this insurance are customary for similarly situated companies in the telecommunications industry. See Item 1A. "Risk Factors" for additional information regarding the Company’s cybersecurity risks. Those sections of Item 1A should be read in conjunction with this Item 1C.

Item 2. Properties

Uniti and its subsidiaries own or lease approximately 240,000 fiber network route miles, representing approximately 11.2 million fiber strand miles, and approximately 282,000 route miles of copper cable lines, across 47 states. In addition, our property, plant and equipment includes central office equipment, office and warehouse facilities, customer premise equipment, furniture, fixtures, vehicles, machinery, and other equipment and software used by each of our three business segments, Kinetic, Uniti Solutions and Fiber Infrastructure, in the distribution of telecommunications products and services.

Below is a geographic distribution summary of our fiber and copper route miles by state as of December 31, 2025:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
Georgia	29,900	47,900	77,800
Texas	20,900	39,300	60,200
Kentucky	17,300	31,600	48,900
Florida	16,700	8,400	25,100
Pennsylvania	13,800	20,100	33,900
Iowa	12,200	31,900	44,100
Ohio	9,500	10,900	20,400
North Carolina	8,900	19,500	28,400
Alabama	8,700	2,500	11,200
Louisiana	8,200	—	8,200
New York	7,200	4,100	11,300
Arkansas	6,500	13,600	20,100
Virginia	6,100	—	6,100
Nebraska	6,100	15,900	22,000
Illinois	5,800	—	5,800
Mississippi	5,500	1,500	7,000
Indiana	5,400	—	5,400
Oklahoma	4,500	12,300	16,800
Tennessee	4,400	—	4,400
California	3,700	—	3,700
Missouri	3,600	11,000	14,600
Michigan	3,400	—	3,400
Wisconsin	3,200	—	3,200
Minnesota	2,500	2,600	5,100
New Mexico	2,400	5,200	7,600
South Carolina	2,300	3,500	5,800
West Virginia	1,900	—	1,900
Nevada	1,800	—	1,800
Colorado	1,700	—	1,700
Massachusetts	1,700	—	1,700
New Jersey	1,700	—	1,700
Oregon	1,300	—	1,300
Arizona	1,200	—	1,200
Maryland	1,000	—	1,000
Other(1)	5,900	300	6,200
Total	236,900	282,100	519,000
(1)Includes 13 states.

Item 3. Legal Proceedings

A description of legal proceedings can be found in Note 19 to our consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “UNIT”.

Holders

As of February 23, 2026, the closing price of our common stock was $8.06 per share as reported on the Nasdaq Global Select Market. As of February 23, 2026, we had 239,073,223 outstanding shares of common stock, and there were approximately 14,319 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends (Distributions)

Old Uniti had elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In order to maintain its REIT status, Old Uniti made dividend payments of all or substantially all of its taxable income to holders of its common stock out of assets legally available for that purpose.

Under the Merger Agreement with Windstream, Old Uniti had agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain its status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions.

Following the consummation of the Merger, the Company does not expect to pay any dividends on its common stock. Dividends on the Preferred Stock will be paid in accordance with the specified terms applicable to those shares. See Note 1 for additional information regarding the annual dividend requirements applicable to the Preferred Stock.

Stock Performance

The following graph shows a comparison from December 31, 2020 through December 31, 2025 on the Nasdaq Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (“S&P 400 Index”), the MSCI US REIT Index, the Standard and Poor’s 600 Stock Index (“S&P 600 Index”), and the Nasdaq Telecommunications Index. Our stock prices prior to the Merger represent the prices of Old Uniti’s common stock retroactively adjusted to give effect to the exchange ratio set forth in the Merger Agreement.

Old Uniti historically presented the performance graph by comparing its cumulative total stockholder return against the cumulative total returns of the MSCI US REIT Index (for the published industry or line-of-business index) and the S&P 400 Index (for the broad equity market index). As a result of the Merger, Old Uniti ceased to be a REIT, the Company does not qualify to be a REIT, and we have decided to change the published industry or line-of-business index in the performance graph from the MSCI US REIT Index to the Nasdaq Telecommunications Index to better reflect our business after the Merger. Additionally, we have decided to change the broad equity market index in the performance graph from the S&P 400 Index to the S&P 600 Index, which we believe includes companies with market capitalization comparable to ours. In accordance with SEC Rules, the performance graph presents both the indices used in the previous year and the newly selected indices.

The graph assumes that $100.00 was invested at the market close on December 31, 2020 and that all dividends were reinvested in our common stock, the S&P 400 Index, the MSCI US REIT Index, the S&P 600 Index, and the Nasdaq Telecommunications Index.

The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Cumulative Total Stockholder Returns

Based on investment of $100.00 beginning on December 31, 2020.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Uniti Group Inc.	$100.00	$125.60	$53.08	$63.27	$65.15	$49.97
S&P 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
MSCI US REIT Index	100.00	143.06	108.00	122.83	133.58	137.52
S&P 600 Index	100.00	126.82	106.40	123.48	134.22	142.30
Nasdaq Telecommunications Index	100.00	104.78	78.34	87.97	97.87	107.40

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under Old Uniti’s 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 5.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	123	$5.60	—	—
November 1, 2025 to November 30, 2025	3,866	6.04	—	—
December 1, 2025 to December 31, 2025	—	—	—	—
Total	3,989	$6.02	—	—
(1)The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including more than 500,000 residential fiber customers, with a network that includes approximately 1.9 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 11 and 15 to our accompanying consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding the Company’s business segments.

Prior to the Merger, Uniti Group LLC (f/k/a Uniti Group Inc.) (“Old Uniti”) was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti managed its operations within two primary lines of business: Uniti Fiber and Uniti Leasing.

Completion of Merger with Windstream

On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc. and Old Uniti ceased to be a REIT and the Company does not qualify to be a REIT. The common stock of the Company (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding immediately prior to the effective time of the Merger was automatically cancelled and retired and converted into the right to receive 0.6029 shares of Common Stock par value $0.0001 per share, pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger (the “Closing”), Old Uniti’s and Windstream’s pre-Closing stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase Common Stock referenced below.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the Closing on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

The Merger was a taxable transaction for U.S. federal income tax purposes. In connection with the Merger, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a proposed post-closing restructuring, which was effected after the Merger. As a result of the post-closing restructuring, the Company obtained a step-up in the tax basis of certain assets of Old Uniti. See Notes 1 and 4 to the consolidated financial statements for additional information regarding the Merger.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Because Old Uniti is treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream.

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

Kinetic – We manage as one business our residential, business and wholesale operations in markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customers’ needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gigabits per second (“Gbps”), and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

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

Uniti Solutions – We manage as one business our mid-market and large business customers located within markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software-Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”) and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including time-division multiplexing (“TDM”) voice and data services and certain surcharges assessed to customers. Uniti Solutions’ sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

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

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. We also do not assign to the segments depreciation and amortization expense, goodwill impairment, gain on sale of operating assets, gain on settlement of preexisting relationships in connection with the Merger or transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense and loss on extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Other Significant Developments

Debt Restructuring Subsequent to Merger

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under the Company. As further discussed in Note 7 to the consolidated financial statements, on August 4, 2025, among other transactions, Uniti Group LP, the borrower under Old Uniti’s indebtedness, was merged with and into Uniti Services LLC (formerly known as Windstream Services, LLC (“Uniti Services”)), the borrower under Windstream’s indebtedness, as part of an internal reorganization (the “Internal Reorganization”). Accordingly, all of the existing indebtedness of Old Uniti and Windstream became obligations of the same borrowing entity, and each subsidiary of Old Uniti that had guaranteed its debt, guaranteed the existing debt of Windstream and vice versa. In connection with the Internal Reorganization, the Windstream revolving credit facility became pari passu with the other first lien debt of both entities and the restrictive covenants within the Old Uniti and Windstream indebtedness preventing Old Uniti and Windstream to efficiently operate together were effectively eliminated.

Debt Refinancing Transactions Completed in the Fourth Quarter of 2025

As further discussed in Note 7 to the consolidated financial statements, in October 2025, certain of our subsidiaries completed refinancing transactions which included the issuance of $1.4 billion of 7.50% senior secured notes due 2033, as well as a new seven-year $1.0 billion term loan maturing in 2032. Net proceeds from the debt issuance were used to fund the redemption in full of the outstanding 10.50% secured notes due in 2028, thus improving our debt maturity profile, as well as adding additional liquidity of over $100.0 million. In addition, certain of our subsidiaries issued $250.0 million of secured fiber network revenue term notes with an anticipated repayment date in January 2031. The net proceeds from the offering were used for general corporate purposes, including repayment of outstanding debt.

Debt Refinancing Transactions Completed in the First Quarter of 2026

Kinetic ABS Offering – On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS Term Notes”), each with an anticipated repayment date in February 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

The Kinetic ABS Term Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”). In connection with the issuance of the Kinetic ABS Term Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”). The Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes” and, together with the Kinetic ABS Term Notes and the Kinetic ABS Class A-1 Variable Funding Notes, collectively, the “Series 2026-1 Notes”) to be issued solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls. As of the closing of the transactions on January 30, 2026, the Kinetic ABS Issuer has $960.1 million aggregate principal amount of revenue term notes outstanding, zero principal amount of variable funding notes outstanding and zero principal amount of liquidity funding notes outstanding. The Kinetic ABS Base Indenture allows the Kinetic ABS Issuer to issue additional series of notes subject to certain conditions set forth therein.

While the Series 2026-1 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, commencing on March 25, 2026. The Series 2026-1 Notes are subject to a series of customary covenants and restrictions.

Senior Unsecured Notes – On February 4, 2026, Uniti Services, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC (together, the “2026 Unsecured Notes Issuers”), each a subsidiary of the Company, completed a private offering of $1.0 billion aggregate principal amount of 8.625% Senior Notes due 2032 (the “2026 Unsecured Notes”). Uniti Services used the net proceeds from the offering to repay borrowings under the Windstream Term Loan (as defined herein), including related fees and expenses and intends to use the remaining net proceeds for general corporate purposes, including the repayment of outstanding debt and/or success-based capital expenditures.

Within 60 days of the issuance of the 2026 Unsecured Notes, Uniti Services will (or cause its applicable subsidiaries to) file to obtain regulatory approval to enable the regulated subsidiaries to guarantee the 2026 Unsecured Notes, and it will use commercially reasonable efforts to obtain such approval. Upon the guarantee of the 2026 Unsecured Notes by each of the regulated subsidiaries that guarantee the existing 8.625% unsecured notes (as defined below), the 2026 Unsecured Notes are expected to be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the indenture dated as of June 24, 2025. Any such additional notes are expected to be part of the same series as the existing 8.625% unsecured notes issued under the 2025 Indenture and are expected to have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes issued under the 2025 Indenture.

The 2026 Unsecured Notes were issued at an issue price of 100.25% of their principal amount plus accrued interest from December 15, 2025 to, but excluding, February 4, 2026. The 2026 Unsecured Notes mature on June 15, 2032, and bear interest at a rate of 8.625% per year. Interest on the 2026 Unsecured Notes is payable on June 15 and December 15 of each year, beginning on June 15, 2026.

The 2026 Unsecured Notes are subject to customary high yield covenants limiting the ability of Uniti Services and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets. The indenture governing the 2026 Unsecured Notes also contains customary events of default.

See Note 22 to the consolidated financial statements for additional information related to the issuance of the Kinetic ABS Term Notes and the 2026 Unsecured Notes completed in the first quarter of 2026.

Partial Termination of Interest Rate Swap Agreements – In conjunction with the above debt refinancing transactions, on January 28, 2026, the Company terminated a portion of each of the three interest rates swaps entered into on October 6, 2025, because the forecasted variable interest rate payments were no longer probable of occurring. For each affected interest rate swap, $250.0 million of the original $400.0 million notional value was terminated and accordingly, the remaining notional value for each of the three interest rate swaps was $150.0 million ($450.0 million in the aggregate). Upon termination, the Company received aggregate cash proceeds of $2.6 million from the respective bank counterparties.

Financial and Performance Highlights

During 2025, we achieved the following:

•We generated consolidated revenues and sales of $2,234.5 million for the year ended December 31, 2025, up 91%, when compared to the same period a year ago. The acquired operations of Windstream generated total revenues and sales of $1,367.4 million for the year ended December 31, 2025. The Merger accounted for 61% of our total consolidated revenues and sales, respectively.

•We generated consolidated operating income of $262.0 million for the year ended December 31, 2025, down 55%, when compared to the same period a year ago. The acquired operations of Windstream generated operating income of $196.6 million for the year ended December 31, 2025. Transaction-related and other costs were $211.8 million for the year ended December 31, 2025, up $173.1 million from the same period a year ago, primarily due to the Merger.

•Within the Kinetic segment, service revenues and contribution margin were $893.7 million and $407.6 million during the year ended December 31, 2025, respectively. We extended our fiber coverage during 2025 bringing our total to approximately 1.9 million consumer premises passed or 41% of our Kinetic footprint as of December 31, 2025. We ended the year with approximately 535,000 consumer subscribers on our fiber network, representing a 29% fiber consumer subscriber penetration rate (calculated as the total number of fiber consumer subscribers divided by the total number of consumer premises passed).

•Within the Uniti Solutions segment, we continued execution of our transformation strategy, which is shifting away from legacy TDM revenues and narrowing our focus to emphasize profitability for the valuable base of managed services customers. Service revenues and contribution margin for this segment were $331.7 million and $164.1 million during the year ended December 31, 2025, respectively.

•Our Fiber Infrastructure segment generated solid operating results highlighted by high demand from carriers, content providers and larger-scale purchasers of network capacity. Service revenues and contribution margin for this segment were $1,026.4 million and $772.1 million during the year ended December 31, 2025, respectively. The acquired wholesale business of Windstream generated service revenues of $186.8 million and contribution margin of $76.6 million during the year ended December 31, 2025.

Due to the relative size of the acquired Windstream operations in relation to Old Uniti's operations, the Merger had a significant impact on the operating results of the Company for the year ended December 31, 2025. To facilitate a discussion and analysis of our results on a comparable basis, management has supplemented its discussion of the Company's results of operations under GAAP with supplemental unaudited pro forma condensed combined financial information based on the historical results of operations of Old Uniti and Windstream. See “Supplemental Unaudited Pro Forma Condensed Combined Financial Information” section below for further information on the assumptions used in the preparation of the financial information.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects our consolidated operating results for the years ended December 31:

				2025 to 2024		2024 to 2023
(Millions)	2025	2024	2023	Increase (Decrease)	%	Increase (Decrease)	%
Revenues and sales:
Service revenues	$2,171.7	$1,148.8	$1,133.0	$1,022.9	89	$15.8	1
Sales revenues	62.8	18.1	16.8	44.7	*	1.3	8
Total revenues and sales	2,234.5	1,166.9	1,149.8	1,067.6	91	17.1	1
Costs and expenses:
Cost of services (a)	686.6	128.6	132.2	558.0	*	(3.6)	(3)
Cost of sales (a)	56.0	11.7	12.1	44.3	*	(0.4)	(3)
Selling, general and administrative	351.5	105.0	100.5	246.5	*	4.5	4
Depreciation and amortization	666.6	314.9	310.5	351.7	112	4.4	1
Goodwill impairment (b)	—	—	204.0	—	*	(204.0)	(100)
Gain on sale of operating assets (b)	—	(19.0)	—	(19.0)	(100)	19.0	*
Transaction related and other costs (c)	211.8	38.7	12.6	173.1	*	26.1	*
Total costs and expenses	1,972.5	579.9	771.9	1,392.6	*	(192.0)	(25)
Operating income	262.0	587.0	377.9	(325.0)	(55)	209.1	55
Other income (expense), net (d)	8.1	0.3	(18.4)	7.8	*	18.7	102
Loss on extinguishment of debt (e)	(183.0)	—	(31.2)	(183.0)	*	(31.2)	(100)
Gain on settlement of preexisting relationships (f)	1,683.9	—	—	1,683.9	*	—	*
Interest expense, net	(602.8)	(511.4)	(481.2)	91.4	18	30.2	6
Income (loss) before income taxes	1,168.2	75.9	(152.9)	1,092.3	*	228.8	150
Income tax benefit	136.5	17.5	68.5	119.0	*	(51.0)	(74)
Equity in earnings from unconsolidated entities	—	—	2.7	—	*	(2.7)	(100)
Net income (loss)	$1,304.7	$93.4	$(81.7)	$1,211.3	*	$175.1	*
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)For information related to the gain on sale of operating assets recorded in 2024 and the goodwill impairment recorded in 2023 see the corresponding sections of Note 3 to the consolidated financial statements.

(c)Transaction related and other costs include professional services and fees, integration costs, and other miscellaneous costs. For additional information related to these expenses see the corresponding section of Note 4 to the consolidated financial statements.

(d)Other income (expense), net in 2025 primarily consists of the non-operating components of pension income. See Note 13 to the consolidated financial statements for additional information. The change in 2024 compared to 2023 reflected $20.6 million of debt issuance costs recorded in 2023.

(e)See corresponding section of Note 7 to the consolidated financial statements for information related to the loss on extinguishment of debt recorded in 2025 and 2023.

(f)In connection with the Merger and the settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during 2025. For additional information related to this gain see the section titled “Settlement of Preexisting Relationships” in Note 4 to the consolidated financial statements.

Service Revenues

The following table reflects the primary drivers of the year-over-year changes in service revenues:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$1,332.0	$—
Changes in Fiber Infrastructure service revenues (a)	(309.1)	15.8
Net increases in service revenues	$1,022.9	$15.8

(a)Decrease in 2025 primarily reflects the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger. The increase in 2024 primarily reflects incremental leasing revenues earned under the Windstream Leases (as defined in Note 4) of $23.1 million and from new and renewed customer leasing agreements of $7.3 million, partially offset by a reduction in one-time early termination and cancellation revenues associated with dark fiber and small cells of $14.6 million.

Sales Revenues

Sales revenues include sales of various types of communications equipment and products to customers including selling network equipment to contractors on a wholesale basis. Consumer product sales include home networking equipment, computers and phones. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $16.3 million, $7.8 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023 respectively.

The following table reflects the primary drivers of the year-over-year changes in sales revenues:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$35.4	$—
Increases attributable to sales-type leases	8.5	6.9
Changes in Fiber Infrastructure equipment and other sales (a)	0.8	(5.6)
Net increases in sales revenues	$44.7	$1.3

(a)Decrease in 2024 was primarily attributable to lower equipment sales of $2.7 million and a reduction in contract sales of $2.9 million.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection expense consists of charges incurred to access the public switched network and transport traffic to the internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business taxes and business and financial services.

The following table reflects the primary drivers of the year-over-year changes in cost of services:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$566.3	$—
Decreases in network and other operations	(8.3)	(3.6)
Net changes in cost of services	$558.0	$(3.6)

Cost of Sales

Cost of sales represents the associated cost of equipment and the net carrying value of fiber for sales-type leases. The following table reflects the primary drivers of the year-over-year changes in cost of sales:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$38.0	$—
Increases attributable to sales-type leases	5.6	2.5
Changes in Fiber Infrastructure equipment and other sales	0.7	(2.9)
Net changes in cost of sales	$44.3	$(0.4)

The net changes in cost of sales were consistent with the net changes in sales revenues.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, provision for estimated credit losses, costs associated with corporate and other support functions, and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the year-over-year changes in SG&A expenses:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$228.3	$—
Increases in stock-based compensation (a)	10.0	1.0
Increases in other costs	8.2	3.5
Increases in SG&A	$246.5	$4.5

(a)Increase in 2025 was primarily attributable to incremental expense associated with stock-based awards granted to select management employees of Old Uniti in 2024, for which vesting was contingent upon the closing of the Merger.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increase attributable to the Merger	$338.2	$—
Increases in depreciation expense (a)	13.5	4.4
Increases in depreciation and amortization expense	$351.7	$4.4

(a)Increases in both 2025 and 2024 primarily reflect incremental depreciation expense attributable to new additions of property, plant and equipment. The increase in 2025 also includes additional depreciation expense of $6.7 million resulting from changes in depreciation of certain property, plant and equipment Old Uniti had acquired from Windstream in the 2015 spin-off transaction from a group composite method to the straight-line method, effective August 1, 2025. See the “Accounting Change” section of Note 3 to the consolidated financial statements for additional information related to this change in depreciation.

Operating Income

The Company reported operating income of $262.0 million, $587.0 million and $377.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in 2025 primarily reflects higher transaction related and other costs related to the Merger of $173.1 million, decreases in operating lease revenues primarily due to the absence of leasing revenues from Windstream subsequent to August 1, 2025 resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger, and the incremental increases in stock-based compensation expense and depreciation expense resulting from the change in depreciation methods for certain assets as discussed above. The unfavorable effects of these items on operating income for 2025 were partially offset by the incremental operating income of $196.6 million attributable to the acquired Windstream operations.

The increase in operating income in 2024 primarily reflects the absence of the goodwill impairment charge of $204.0 million, gain on sale of operating assets of $19.0 million, partially offset by an increase in transaction related and other costs related to the Merger of $26.1 million.

Interest Expense

The following table reflects the primary drivers of year-over-year changes in interest expense, net:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Senior secured notes	$60.4	$24.8
Senior unsecured notes	24.6	(2.8)
Senior secured revolving credit facilities	3.6	(6.9)
ABS Notes and Bridge Loan Facility	20.5	18.9
Interest rate cap	(0.8)	1.5
Interest rate swaps	(2.3)	—
Amortization of deferred financing costs and debt premium/discount	(8.4)	4.2
Accretion of settlement payable	(4.5)	(4.3)
Capitalized interest	(6.9)	(1.5)
Other	5.2	(3.7)
Net changes in interest expense	$91.4	$30.2

As presented in the table above, interest expense, net increased $91.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase reflects the incremental net increase in aggregate long-term debt outstanding following the completion of the Merger and the debt refinancing transactions completed in October 2025. See Note 7 to the consolidated financial statements for additional information related to our long-term debt obligations. Comparatively, interest expense increased $30.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase reflects higher interest expense attributable to the senior secured notes and the ABS Loan Facility (as defined in Note 7) due to the issuance of new borrowings in 2024, partially offset by a reduction in interest expense on the Uniti revolving credit facility reflecting a net decrease in borrowings outstanding during the year 2024 compared to 2023 and a reduction in the accretion expense on the settlement payable with Windstream.

Income Taxes

The income tax benefit recorded for the year ended December 31, 2025 is primarily related to deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger, changes in valuation allowance, state and local income taxes incurred in connection with the Merger and the reversal of unrecognized tax benefits due to the expiration of a statute of limitations in a foreign jurisdiction. The income tax benefit recorded for the year ended December 31, 2024 is related to the tax impact of pre-tax losses of Old Uniti’s Uniti Fiber segment, offset partially by REIT state and local taxes.

BUSINESS SEGMENT OPERATING RESULTS

KINETIC

Results of Operations

The following table reflects the Kinetic segment results of operations for the years ended December 31:

				2025 to 2024		2024 to 2023
(Millions)	2025	2024	2023	Increase (Decrease)	%	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Fiber subscriber	$217.3	$—	$—	$217.3	*	$—	*
Digital subscriber line (“DSL”) subscriber and other	276.8	—	—	276.8	*	—	*
Total consumer	494.1	—	—	494.1	*	—	*
Business services	166.0	—	—	166.0	*	—	*
Wholesale	138.5	—	—	138.5	*	—	*
RDOF funding	21.8	—	—	21.8	*	—	*
State USF	22.6	—	—	22.6	*	—	*
Switched access	5.5	—	—	5.5	*	—	*
End user surcharges	25.8	—	—	25.8	*	—	*
Intersegment revenues	19.4	—	—	19.4	*	—	*
Total service revenues	893.7	—	—	893.7	*	—	*
Sales revenues	34.7	—	—	34.7	*	—	*
Total revenues and sales	928.4	—	—	928.4	*	—	*
Compensation expense	(160.4)	—	—	160.4	*	—	*
Non-compensation managed expenses	(104.9)	—	—	104.9	*	—	*
Revenue-driven costs	(84.2)	—	—	84.2	*	—	*
Network access and facilities	(84.1)	—	—	84.1	*	—	*
Allocated network operations expenses	(20.4)	—	—	20.4	*	—	*
Customer access	(9.7)	—	—	9.7	*	—	*
Intersegment costs and expenses	(57.1)	—	—	57.1	*	—	*
Contribution margin	$407.6	$—	$—	$407.6	*	$—	*
* Not meaningful

The increases in Kinetic segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

A summary of Kinetic broadband customers was as follows as of December 31, 2025:

(Thousands)
Fiber consumer broadband customers	534.6
DSL consumer broadband customers	457.6
Total consumer broadband customers	992.2

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

UNITI SOLUTIONS

Results of Operations

The following table reflects the Uniti Solutions segment results of operations for the years ended December 31:

				2025 to 2024		2024 to 2023
(Millions)	2025	2024	2023	Increase (Decrease)	%	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Managed services	$299.2	$—	$—	$299.2	*	$—	*
TDM	18.7	—	—	18.7	*	—	*
End user surcharges	11.6	—	—	11.6	*	—	*
Intersegment revenues	2.2	—	—	2.2	*	—	*
Total service revenues	331.7	—	—	331.7	*	—	*
Sales revenues	0.6	—	—	0.6	*	—	*
Total revenues and sales	332.3	—	—	332.3	*	—	*
Compensation expense	(25.0)	—	—	(25.0)	*	—	*
Non-compensation managed expenses	(2.4)	—	—	(2.4)	*	—	*
Revenue-driven costs	(49.5)	—	—	(49.5)	*	—	*
Customer access	(71.8)	—	—	(71.8)	*	—	*
Intersegment costs and expenses	(19.5)	—	—	(19.5)	*	—	*
Contribution margin	$164.1	$—	$—	$164.1	*	$—	*
* Not meaningful

The increases in Uniti Solutions’ segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

FIBER INFRASTRUCTURE

Results of Operations

The following table reflects the Fiber Infrastructure segment results of operations for the years ended December 31:

				2025 to 2024		2024 to 2023
(Millions)	2025	2024	2023	Increase (Decrease)	%	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$688.4	$877.5	$852.8	$(189.1)	(22)	$24.7	3
Uniti Fiber	279.5	271.3	280.2	8.2	3	(8.9)	(3)
Intersegment revenues (b)	58.5	—	—	58.5	*	—	—
Total service revenues	1,026.4	1,148.8	1,133.0	(122.4)	(11)	15.8	1
Sales revenues (c)	27.5	18.1	16.8	9.4	52	1.3	8
Total revenues and sales	1,053.9	1,166.9	1,149.8	(113.0)	(10)	17.1	1
Network access and facilities expenses (d)	(156.2)	(91.4)	(93.5)	64.8	71	(2.1)	(2)
Compensation expenses (d)	(63.9)	(45.7)	(43.7)	18.2	40	2.0	5
Non-compensation managed expenses	(16.1)	(12.7)	(16.8)	3.4	27	(4.1)	(24)
Revenue-driven costs (e)	(33.0)	(17.8)	(16.4)	15.2	85	1.4	9
Allocated network operations expenses (d)	(4.4)	—	—	4.4	*	—	*
Customer access (d)	(4.7)	—	—	4.7	*	—	*
Intersegment costs and expenses (f)	(3.5)	—	—	3.5	*	—	*
Contribution margin	$772.1	$999.3	$979.4	$(227.2)	(23)	$19.9	2
* Not meaningful

(a)Decrease in 2025 primarily reflects the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger previously discussed, partially offset by incremental revenues of $186.8 million attributable to the acquired wholesale operations of Windstream. Conversely, the increase in 2024 primarily reflects incremental leasing revenues earned under the Windstream Leases of $23.1 million.

(b)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(c)Increases primarily attributable to revenues from sales-type leases.

(d)Increase in 2025 attributable to the acquired wholesale operations of Windstream. Incremental network access and facilities expense of $72.1 million and compensation expense of $14.9 million was attributable to the acquired wholesale operations.

(e)Increase in 2025 reflects higher cost of sales consistent with the increase in revenues from sales-type leases discussed in (c) above and $8.5 million attributable to the acquired wholesale operations.

(f)Consists of intercompany charges from Kinetic for resale access services.

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The following supplemental unaudited pro forma condensed combined financial information is presented to illustrate the estimated impacts of the Merger, which was consummated on August 1, 2025, based on the historical results of operations of Old Uniti and Windstream. See Notes 1, 3 and 4 to the consolidated financial statements for additional information on the Merger.

The following supplemental unaudited pro forma condensed combined statements of income for the years ended December 31, 2025 and 2024 are based on the historical financial statements of Old Uniti and Windstream after giving eﬀect to the Merger and the assumptions and adjustments further described below.

The supplemental unaudited pro forma condensed combined statements of income are presented as if the Merger had been consummated on January 1, 2024, the ﬁrst business day of our 2024 ﬁscal year, and combine the historical results of Old Uniti and Windstream. The unaudited supplemental pro forma condensed combined statements of income set forth below primarily give eﬀect to the following assumptions and adjustments:

•Application of the acquisition method of accounting;
•Each share of Old Uniti’s common stock that was issued and outstanding was automatically converted into 0.6029 shares of Common Stock
•Internal Reorg Merger; and
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

Under SEC Regulation S-X Article 11, no adjustments were made to certain expenses recorded in the historical financial statements such as gain on settlement of preexisting relationships, transaction costs, and tax benefit from tax restructuring. In contrast, under the pro forma presentation in Note 4 to the consolidated financial statements, these expenses are required to be included in prior year pro forma results as if the costs were incurred at the beginning of the pro forma period.

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

The supplemental unaudited pro forma combined segment results of operations are based upon the combined historical financial information of Old Uniti and Windstream for all periods presented and exclude the effects of intercompany transactions that existed between the companies prior to the Merger, as well as, the segment changes discussed in Note 15 to the consolidated financial statements. Because depreciation and amortization expense and interest expense are not allocated to the segments, the supplemental unaudited pro forma combined segment results of operations do not include the effects of the pro forma adjustments to depreciation and amortization expense, interest expense nor the elimination of historical amortization of deferred commission and deferred costs to fulfill discussed above. Accordingly, the supplemental unaudited pro forma combined segment results of operations information presented has not been prepared in accordance with SEC Regulation S-X Article 11. The supplemental unaudited pro forma combined segment results of operations are presented for informational purposes only and are not intended to represent nor necessarily be indicative of what the combined company’s business segment results of operations would have been had the Merger been completed on January 1, 2024. The supplemental unaudited pro forma combined segment results of operations results do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

The following table reflects the consolidated operating results for Uniti on a pro forma combined basis for the years ended December 31:

			2025 to 2024
(Millions)	2025	2024	Increase (Decrease)	%
Revenues and sales:
Service revenues	$3,694.9	$3,985.8	$(290.9)	(7)
Sales revenues	95.3	75.0	20.3	27
Total revenues and sales	3,790.2	4,060.8	(270.6)	(7)
Costs and expenses:
Cost of services (a)	1,508.8	1,712.2	(203.4)	(12)
Cost of sales (a)	88.7	53.0	35.7	67
Selling, general and administrative	658.0	713.7	(55.7)	(8)
Depreciation and amortization	1,016.7	1,001.8	14.9	1
Net loss (gain) on asset retirements and dispositions	4.2	16.6	(12.4)	(75)
Gain on sale of operating assets	(27.3)	(147.9)	(120.6)	(82)
Transaction related and other costs	229.5	65.3	164.2	*
Total costs and expenses	3,478.6	3,414.7	63.9	2
Operating income	311.6	646.1	(334.5)	(52)
Other income (expense), net (b)	32.3	(11.3)	43.6	*
Loss on extinguishment of debt	(183.0)	(18.5)	164.5	*
Gain on settlement of preexisting relationships (c)	1,683.9	—	1,683.9	*
Interest expense, net	(761.6)	(788.2)	(26.6)	(3)
Income (loss) before income taxes	1,083.2	(171.9)	1,255.1	*
Income tax benefit	153.1	41.6	111.5	*
Net income (loss)	1,236.3	(130.3)	1,366.6	*
Participating securities' share in earnings	(24.4)	—	24.4	*
Dividends declared on convertible preferred stock	(67.5)	(61.5)	6.0	10
Net income (loss) attributable to common shareholders	$1,144.4	$(191.8)	$1,336.2	*
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)The increase in other income (expense), net for the year ended December 31, 2025 primarily reflects the change in net periodic pension income (expense) compared to the prior year. Net periodic pension income was $9.5 million in 2025 compared to net periodic expense of $16.6 million in 2024. Other income (expense), net for the year ended December 31, 2025 also reflects the write-off of unamortized prior service credits and net actuarial gains of $10.8 million, as well as, the de-recognition of the associated liability of $5.1 million related to Windstream’s postretirement benefit plan resulting from a July 2025 plan amendment. As a result, the Company accounts for this plan on a “pay-as-you-go” basis.

(c)In connection with the Merger and the settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during 2025. For additional information related to this gain see the “Settlement of Preexisting Relationships” section of Note 4 to the consolidated financial statements.

Pro Forma Service Revenues

The following table reflects the primary drivers of the year-over-year changes in service revenues:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in Fiber Infrastructure service revenues (a)	$44.2
Decrease in Uniti Solutions revenues (b)	(166.5)
Decrease in Kinetic service revenues (c)	(168.6)
Net decrease in service revenues	$(290.9)

(a)Increase was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Decrease was primarily due to higher customer churn for legacy services as we continue to transition customers off of TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

(c)Decrease primarily reflects declines in consumer, business and wholesale revenues. The decrease in consumer revenues reflects a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers, discontinuation of subsidies funded by the Affordable Connectivity Program (“ACP”), which ended as of May 2024, and lower demand for consumer voice-only services. The decrease in business revenues was primarily attributable to customer churn and a decline in new sales to customers. Finally, the decreases in wholesale revenues were primarily due to declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network and higher customer churn for legacy TDM and transport services. See also “Supplemental Unaudited Pro Forma Combined Segment Results of Operations - Kinetic”.

Pro Forma Sales Revenues

The following table reflects the primary drivers of the year-over-year changes in sales revenues:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in Kinetic sales revenues (a)	$35.7
Increase in Uniti Solutions sales revenues	0.4
Decrease in Fiber Infrastructure sales revenues (b)	(15.8)
Net increase in sales revenues	$20.3

(a)Increase reflects higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

(b)Decrease was primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $16.3 million during 2025, compared to $34.7 million during 2024. Sales revenue for 2024 also included equipment sales associated with two major construction projects completed in the first half of 2024.

Pro Forma Cost of Services

The following table reflects the primary drivers of the year-over-year changes in cost of services:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in other costs	$7.3
Decrease in storm-related costs (a)	(16.1)
Decrease in federal USF expense (b)	(19.3)
Decrease in network and other operations (c)	(83.7)
Decrease in interconnection expense (d)	(91.6)
Net decrease in cost of services	$(203.4)

(a)Decrease reflects storm-related costs consisting primarily of contract labor costs and incremental salaries and wages incurred in the fourth quarter of 2024 to restore service for network outages attributable to Hurricane Helene.

(b)Decrease reflects the overall decline in service revenues in both periods, as well as annual reductions in the federal USF rate effective in the third quarter of each year.

(c)Decrease was attributable to lower facility costs and decreases in salary expense resulting from workforce reductions completed in both 2025 and 2024.

(d)Decrease in interconnection expense was attributable to cost improvements from the continuation of network efficiency projects, increased legacy customer churn, and lower long-distance usage.

Pro Forma Cost of Sales

The following table reflects the primary drivers of the year-over-year changes in cost of sales:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in Kinetic cost of sales	$37.2
Increase in Uniti Solutions cost of sales	0.3
Decrease in Fiber Infrastructure cost of sales	(1.8)
Net increase in cost of sales	$35.7

The net change in cost of sales was consistent with the net change in sales revenues.

Pro Forma Selling, General and Administrative (“SG&A”)

The following table reflects the primary drivers of the year-over-year changes in SG&A expenses:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in other costs	$7.9
Decrease in sales and marketing (a)	(5.5)
Decrease in provision for estimated credit losses (b)	(13.0)
Decrease in compensation and benefits (c)	(45.1)
Net decrease in SG&A	$(55.7)

(a)Decrease in 2025 was primarily attributable to lower advertising costs consistent with the overall year-over-year declines in service revenues.

(b)Decrease primarily reflected improvement in non-pay customer churn.

(c)Decrease was primarily attributable to lower salary costs due to workforce reductions completed in both 2025 and 2024.

Pro Forma Depreciation and Amortization

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Year Ended December 31, 2025
Increase (Decrease)
(Millions)	Amount
Increase in depreciation expense (a)	$77.3
Decrease in amortization expense (b)	(62.4)
Net decrease in depreciation and amortization expense	$14.9

(a)Increase primarily reflects incremental depreciation expense related to new additions of property, plant and equipment.

(b)Decrease reflects the use of an accelerated amortization method (sum-of-the-years’ digits method) to amortize the customer relationships intangible asset. The effect of using an accelerated amortization method results in a decline in expense each period as the intangible asset amortizes.

Pro Forma Operating Income

The Company reported operating income of $311.6 million and $646.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease in operating income in 2025 primarily reflected increases in transaction related and other costs related to the Merger of $164.2 million. In addition, the decrease in operating income 2025 also reflected the overall decline in service revenues previously discussed, partially offset by lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, and lower salary costs due to workforce reductions completed in 2025 and 2024. The decrease in operating income for 2025 also reflected a reduction in pretax gains from the sale of certain unused IPv4 addresses compared to the same period of 2024. Gains from the sale of IPv4 addresses were $29.0 million and $129.0 million in the year ended December 31, 2025 and 2024, respectively.

Pro Forma Interest Expense

The Company reported interest expense of $761.6 million for the year ended December 31, 2025, compared to interest expense of $788.2 million for 2024. The decrease in interest expense in 2025 primarily reflected the net favorable effects on overall interest rates applicable to the Company’s outstanding debt obligations following the completion of debt refinancing transactions in October 2025, which resulted in replacing higher interest rate debt with lower interest rate debt. Repayments of debt in 2025 included the repayment of $2,900.0 million of 10.50% secured notes due February 15, 2028, and amounts due under the ABS Loan Facility of $275.0 million, which had an imputed interest rate of 10.33%. The favorable effects on interest expense attributable to these factors were partially offset by a net increase during 2025 in total long-term debt outstanding of $934.0 million.

Pro Forma Income Taxes

For the year ended December 31, 2025, the Company recognized income tax benefits of $153.1 million primarily related to deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger, changes in valuation allowance, state and local income taxes incurred in connection with the Merger, and the reversal of unrecognized tax benefits due to the expiration of a statute of limitations in a foreign jurisdiction. For the year ended December 31, 2024, the Company recognized income tax benefits of $41.6 million primarily related to the tax impact of pre-tax losses of Windstream and Uniti Fiber Holdings, offset partially by REIT state and local taxes.

Supplemental Unaudited Pro Forma Combined Segment Results of Operations

KINETIC

The following table reflects the Kinetic segment pro forma results of operations for the years ended December 31:

			2025 to 2024
(Millions)	2025	2024	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Fiber subscriber	$506.0	$408.0	$98.0	24
DSL subscriber and other	699.1	833.6	(134.5)	(16)
Total consumer (a)	1,205.1	1,241.6	(36.5)	(3)
Business services (b)	410.0	456.1	(46.1)	(10)
Wholesale (c)	367.6	436.7	(69.1)	(16)
RDOF funding	52.3	52.4	(0.1)	—
State USF	55.8	58.0	(2.2)	(4)
Switched access	13.5	15.3	(1.8)	(12)
End user surcharges	59.3	72.1	(12.8)	(18)
Intersegment revenues (d)	49.6	59.5	(9.9)	(17)
Total service revenues	2,213.2	2,391.7	(178.5)	(7)
Sales revenues (e)	64.4	28.7	35.7	124
Total revenues and sales	2,277.6	2,420.4	(142.8)	(6)
Compensation expense (f)	(411.4)	(454.7)	(43.3)	(10)
Non-compensation managed expenses	(244.4)	(225.8)	18.6	8
Revenue-driven costs (g)	(183.3)	(167.8)	15.5	9
Network access and facilities (h)	(190.8)	(233.7)	(42.9)	(18)
Allocated network and customer operations expenses	(52.9)	(64.5)	(11.6)	(18)
Customer access (i)	(26.0)	(44.4)	(18.4)	(41)
Intersegment costs and expenses	(139.0)	(140.6)	(1.6)	(1)
Contribution margin	$1,029.8	$1,088.9	$(59.1)	(5)

(a)Decrease reflects a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers, discontinuation of subsidies funded by the ACP, which ended as of May 2024, and lower demand for consumer voice-only services. Windstream had received approximately $3.0 million in monthly subsidies attributable to its ACP customer base during 2024. These decreases were partially offset by growth in fiber subscriber revenues, consistent with the growth in fiber consumer broadband customers.

(b)Decrease was primarily attributable to customer churn and a decline in new sales to customers.

(c)Decrease was primarily due to declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network and higher customer churn for legacy TDM and transport services.

(d)Consists of intercompany charges to Uniti Solutions and Fiber Infrastructure primarily for resale access services. Decrease primarily reflects a reduction in intercompany billings to Uniti Solutions, consistent with the overall decline in that segment’s revenues and sales from external customers.

(e)Increase reflects higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

(f)Decrease primarily reflects the beneficial effects of an increase in capitalized internal labor costs compared to the prior year periods consistent with the Company’s accelerated deployment of fiber in our Kinetic footprint and the expansion of our workforce to augment our internal fiber construction operations.

(g)Increase reflects higher cost of product sales consistent with the increase in contractor sales discussed in (e) above.

(h)Decrease was attributable to cost improvements from the continuation of network efficiency projects and rate reduction efforts and increased legacy customer churn, as we continue to transition customers off of TDM services.

(i)Decrease was attributable to increased customer churn and rate reduction efforts.

UNITI SOLUTIONS

The following table reflects the Uniti Solutions segment pro forma results of operations for the years ended December 31:

			2025 to 2024
(Millions)	2025	2024	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Managed services (a)	$769.6	$881.3	$(111.7)	(13)
TDM (a)	57.3	102.1	(44.8)	(44)
End user surcharges	31.2	41.2	(10.0)	(24)
Intersegment revenues	5.1	4.9	0.2	4
Total service revenues	863.2	1,029.5	(166.3)	(16)
Sales revenues	1.7	1.3	0.4	31
Total revenues and sales	864.9	1,030.8	(165.9)	(16)
Compensation expense (b)	(73.6)	(118.8)	(45.2)	(38)
Non-compensation managed expenses	(8.0)	(11.9)	(3.9)	(33)
Revenue-driven costs (c)	(127.3)	(151.1)	(23.8)	(16)
Customer access (d)	(183.2)	(230.0)	(46.8)	(20)
Intersegment costs and expenses (e)	(50.0)	(60.6)	(10.6)	(17)
Contribution margin	$422.8	$458.4	$(35.6)	(8)

(a)Decrease was primarily due to higher customer churn for legacy services as we continue to transition customers off of TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

(b)Decrease was primarily attributable to reduced internal labor costs due to workforce reductions.

(c)Decrease was consistent with the overall reduction in service revenues primarily attributable to customer churn and the corresponding reductions in third-party commissions, bad debt expense and federal and state USF fees.

(d)Decrease was consistent with the overall decline in interconnect costs attributable to cost improvements from the continuation of network efficiency projects, increased legacy customer churn, and lower long-distance usage.

(e)Decrease was consistent with the overall decline in intercompany billings from Kinetic primarily for resale access services as previously discussed.

FIBER INFRASTRUCTURE

The following table reflects the Fiber Infrastructure segment pro forma results of operations for the years ended December 31:

			2025 to 2024
(Millions)	2025	2024	Increase (Decrease)	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$394.5	$359.3	$35.2	10
Uniti Fiber	278.7	269.7	9.0	3
Intersegment revenues	142.9	145.2	(2.3)	(2)
Total service revenues	816.1	774.2	41.9	5
Sales revenues (b)	29.2	45.0	(15.8)	(35)
Total revenues and sales	845.3	819.2	26.1	3
Network access and facilities expenses	(257.5)	(271.4)	(13.9)	(5)
Compensation expenses (c)	(89.7)	(95.1)	(5.4)	(6)
Non-compensation managed expenses	(19.9)	(19.5)	0.4	2
Revenue-driven costs (d)	(42.2)	(46.1)	(3.9)	(8)
Allocated network and customer operations expenses	(11.3)	(14.1)	(2.8)	(20)
Customer access	(11.8)	(11.8)	—	—
Intersegment costs and expenses	(8.6)	(8.4)	0.2	2
Contribution margin	$404.3	$352.8	$51.5	15
(a)Increase was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Decrease was primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $16.3 million during 2025, compared to $34.7 million during 2024. Sales revenue for 2024 also included equipment sales associated with two major construction projects completed in the first half of 2024.

(c)Decrease was primarily attributable to reduced internal labor costs due to workforce reductions.

(d)Decrease is consistent with the decrease in sales revenues discussed in (b) above.

Regulatory Matters

Uniti is subject to regulatory oversight in the U.S. by the Federal Communications Commission (“FCC”) and state public utility commissions, and subject to regulatory oversight in Canada under the Canadian Radio-television and Telecommunications Commission. We are also subject in the U.S. to various federal and state statutes that govern the provision of telecommunications and broadband services. Uniti actively monitors and participates in regulatory proceedings and engages with federal and state lawmakers on matters that may impact its business. We cannot predict with certainty the outcome of pending federal and state proceedings relating to our operations.

Infrastructure Investment and Jobs Act Broadband Funding

In 2021, Congress passed a bipartisan infrastructure framework (the Infrastructure Investment and Jobs Act or “IIJA”), which includes $65.0 billion in broadband funding to be allocated by the National Telecommunications and Information Administration (“NTIA”), with $42.45 billion to be distributed through formula-based grants to states for broadband deployment projects in unserved and underserved areas over a five-year time frame pursuant to the Broadband Equity, Access and Deployment (“BEAD”) program. As part of the program, states submitted their initial proposals to NTIA, which outlined the process to challenge the classification of locations eligible for BEAD funding (in Volume I) and the competitive process to select providers for BEAD projects (in Volume II). Updated guidance from NTIA released on June 6, 2025, purported to streamline the program and confirm technology neutral requirements. The guidance emphasized that cost to build was of preeminent importance, and set new deadlines for application submissions and approvals, with NTIA claiming that all applications would be approved by year-end 2025.

Uniti submitted bids under the updated guidance in seven states and was granted provisional awards in the seven states totaling $184.3 million for approximately 58,000 locations: The awards are subject to final approval by the NTIA, which began to occur in December 2025. Three states where Uniti has been awarded funds have received full approval, the other four are pending full approval, and no award contracts have been signed with any state.

RDOF Funding

In 2019, the FCC announced a $20.0 billion RDOF program to support rural broadband deployments. In January 2020, the FCC established two reverse-auction funding phases, with Phase I funding of $16.0 billion and Phase II of $4.4 billion. Phase I targeted areas that were wholly unserved by broadband speeds of at least 25-Megabytes per second (“Mbps”) download and 3-Mbps upload. After conducting an auction, $9.2 billion was awarded in December 2020. At the time, the FCC indicated that the $6.8 billion not awarded would be added to Phase II, but Phase II will not likely proceed, in light of the BEAD Program. Uniti was awarded $522.8 million in support over ten years ($52.3 million per year) for approximately 192,000 locations in eighteen states. Uniti met the 40% completion milestone on or before December 31, 2025 in a number of states but permitting delays in other areas led to a shortfall. Uniti notified the FCC and Universal Service Administrative Company on January 15, 2026 and will cooperate with the FCC on any non‑compliance measures resulting from the delay.

State USF Funding

In the first half of 2025, Uniti recognized revenue from state USF programs in Texas, Pennsylvania, New Mexico, Oklahoma, South Carolina, Nebraska, Alabama, and Arkansas. These payments are intended to provide subsidies, in addition to federal USF receipts, for the high cost of operating telecommunications networks in certain areas. For August to December 2025, we recognized $22.6 million in state USF support. Uniti participates in two USF programs in Texas, and from August to December 2025, we received $10.0 million from the large company program and $1.1 million from the small company program. In June 2023, the Texas Legislature passed legislation requiring companies receiving Texas USF support to complete a financial needs-based test review with the Texas Public Utilities Commission (“PUC”). Uniti completed the needs-based test review and received a final decision on June 6, 2024, pursuant to which the Texas PUC approved Uniti’s continued support through December 2028 with no changes to the rates or service areas.

Uniti receives approximately $13.2 million in annual state USF support in Pennsylvania. In August 2023, the Pennsylvania Public Service Commission (“PSC”) issued an order opening a rulemaking proceeding regarding the program. Uniti, along with the industry trade group, is actively participating in the proceeding. The PSC's USF Working Group began meeting in late 2025 and will continue throughout early 2026.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company relies primarily on operating cash flows and long-term debt to provide for its liquidity needs. As of December 31, 2025, the Company had a working capital deficit primarily due to timing differences in the collection of accounts receivable, realization of deferred revenue and recognition and payment of its operating lease and interest obligations. The working capital deficit is measured at a point in time and is not indicative of the Company’s ability to manage cash and meet its current obligations as they become due. The Company generated positive operating cash flows during the year ended December 31, 2025 and utilized available cash and available capacity under its credit agreements to meet its short-term liquidity needs. At December 31, 2025, the Company had $53.5 million of available cash on hand, and when considering letters of credit of $117.9 million, the Company had access to and available borrowing capacity under its senior secured revolving credit facilities of $542.1 million. Management has assessed the current and expected business climate, the Company’s current and expected needs for funds and its current and expected sources of funds, and has determined, based on the Company’s forecasted financial results and financial condition as of December 31, 2025, that cash and cash equivalents on hand combined with cash expected to be generated from operating activities, will be sufficient to fund the Company’s ongoing working capital requirements, planned capital expenditures, and scheduled debt principal and interest payments in the short-term (the next twelve months) and long-term (beyond the next twelve months). The Company intends to utilize its available cash as well as the available capacity under its revolving credit facilities to fund its short-term liquidity needs as they arise.

As further discussed in Note 22 to consolidated financial statements, in the first quarter of 2026, we completed refinancing transactions which included the issuance of $1.0 billion of the 2026 Unsecured Notes. Net proceeds from the debt issuance were used to repay the $500.0 million Windstream Term Loan (as defined in Note 7) and for general corporate purposes, including the repayment of outstanding debt and/or success-based capital expenditures. In addition, we issued $960.1 million of the Kinetic ABS Term Notes. The Company intends to use the net proceeds from the offering for general corporate purposes, including funding of success-based capital expenditures and the repayment of outstanding debt.

From time to time, including in the near term, the Company may seek to opportunistically refinance or extend maturity dates of existing indebtedness through, but not limited to, tender offers, exchange offers, redemptions, open market purchases, privately negotiated purchases and new issuances.

Historical Cash Flows

The following table summarizes our cash flow activities for the years ended December 31:

(Millions)	2025	2024	2023
Cash flows provided from (used in):
Operating activities	$350.2	$366.6	$353.2
Investing activities	(1,011.7)	(272.2)	(411.3)
Financing activities	611.8	27.1	76.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49.7)	$121.5	$18.5

Our total cash position decreased $171.2 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024 and increased $103.0 million in 2024 as compared to 2023. Cash inflows in 2025 were primarily from issuance of debt, operating activities and cash acquired from Windstream in the Merger. These cash inflows were offset by cash outflows for repayments of debt, capital expenditures, payment of Merger cash consideration, payments of financing costs, and amounts due under our pre-Merger settlement agreement.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities decreased $16.4 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease primarily reflects additional cash interest payments of $182.7 million attributable to the overall increase in our long-term debt outstanding following the Merger and our 2025 debt refinancing transactions, increased cash outlays for transaction related and other costs of $163.3 million as a result of the Merger and net unfavorable working capital changes including the timing of interest payments, realization of deferred revenue and incremental inventory purchases, reflecting our initiative to expand the pace of construction of our fiber broadband network through increased usage of outside contractors. The effect of these decreases to cash provided from operating activities was partially offset by incremental operating cash flows attributable to the acquired Windstream operations.

Net cash provided from operating activities increased $13.4 million in the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in net cash provided by operating activities was primarily attributable to changes in working capital, including the timing of interest payments, partially offset by an increase in cash interest expense of $8.3 million, a decrease in distributions from unconsolidated entities of $4.0 million, and an increase in cash paid for the interest rate cap of $2.2 million.

Cash Flows - Investing Activities

Cash used in investing activities primarily consisted of capital expenditures to upgrade and expand the speed capabilities of network facilities. Cash used in investing activities totaled $1,011.7 million for the year ended December 31, 2025. Cash outlays for investing activities included $787.8 million for capital expenditures and $229.5 million cash paid, net of cash acquired to consummate the Merger. Cash outlays for capital expenditures funded by government grants totaled $22.0 million. Cash inflows from investing activities included $17.0 million in grant funds received from various state programs to fund capital expenditures to expand the availability and affordability of residential broadband service. Cash inflows also included cash proceeds of $10.6 million from sales of equipment and certain unused IPv4 addresses.

Comparatively, cash outlays for capital expenditures were $354.8 million for the year ended December 31, 2024, and were partially offset by proceeds received from the sales of our investment in BB Fiber Holdings LLC of $40.0 million and the CableSouth Media, LLC network of $40.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities totaled $611.8 million for the year ended December 31, 2025. Cash inflows from financing activities included $4,718.0 million of proceeds from the issuance of debt, consisting of the issuance of the 2025 Term Loan (as defined in Note 7), net of discount, of $990.0 million, issuance of $1,400.0 million of 7.50% secured notes due October 15, 2033, issuance of $839.0 million of ABS Notes (as defined in Note 7), issuance of $600.0 million of 8.625% unsecured notes (as defined below), and $889.0 million of borrowings under the senior secured revolving credit facilities. Repayments of debt during the year ended December 31, 2025 totaled $3,784.0 million, consisting of the repayment of $2,900.0 million of 10.50% secured notes due February 15, 2028, and repayments under the ABS Loan Facility and senior secured revolving credit facilities of $275.0 million and $609.0 million, respectively. Cash outflows from financing activities also included payments of financing costs of $235.7 million and payments of settlement obligations of $73.5 million.

Comparatively, cash provided from financing activities totaled $27.1 million for the year ended December 31, 2024. Cash inflows from financing activities included $714.0 million of proceeds from issuance of debt, consisting of new borrowings of $309.0 million of the 10.50% secured notes due February 15, 2028, $275.0 million under the ABS Loan Facility and $130.0 million of borrowings under the Uniti Revolver. Repayments of debt during the year ended December 31, 2024 totaled $460.9 million, consisting of the repayment of $122.9 million of 4.00% exchangeable notes due June 15, 2024 and $338.0 million under the Uniti Revolver. Cash outflows from financing activities also included payments of dividends of $108.5 million, payments of settlement obligations of $98.0 million and payments of financing costs of $15.8 million. See Note 7 to the consolidated financial statements for additional information about borrowings and repayments of debt.

Pension and Employee Savings Plan Contributions

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased. On October 15, 2025, the Company made in cash its required quarterly employer contribution to the qualified pension plan for the 2025 plan year of $4.5 million. The remaining minimum required employer contributions to the pension plan for the 2025 plan year total $7.4 million, of which $4.5 million was contributed on January 15, 2026 and the remaining $2.9 million will be contributed in September 2026, using cash. Total employer contributions for the 2026 plan year are estimated to be $13.2 million and are expected to be made in cash. The total amount of the 2026 employer contributions, and amount and timing of future contributions including any voluntary contributions, to the pension plan are dependent upon a myriad of factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $11.0 million, $2.2 million and $2.3 million, respectively. Expense related to the employee savings plans is included in cost of services and SG&A expenses in the consolidated statements of income.

Broadband Grant Awards and Programs

The Company receives federal and state governmental assistance in the form of grants for the construction of long-lived assets to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships. As of December 31, 2025, the Company has secured approximately $160.6 million in funding commitments from governmental agencies in Florida, Georgia, Iowa, North Carolina, Pennsylvania, and Texas, that will help us deliver fiber to approximately 91,800 locations. In completing these broadband expansion projects, the Company expects to incur $131.9 million of incremental capital expenditures. The Company will continue to seek out additional opportunities to obtain external funding for the expansion of 1 Gbps internet service across its service areas either from direct grants from governmental programs or through the formation of public private partnerships.

Debt Agreements and Covenants

At December 31, 2025, notes and other debt, net included the following: (i) the Uniti Revolver (as defined in Note 7) pursuant to the Uniti Credit Agreement (as defined in Note 7), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined in Note 7) pursuant to the Windstream Credit Agreement (as defined in Note 7), of which $315.0 million in borrowings were outstanding; (iii) the Windstream Term Loan pursuant to the Windstream Credit Agreement, of which $500.0 million was outstanding; (iv) the 2025 Term Loan pursuant to the Windstream Credit Agreement, of which $1.0 billion was outstanding; (v) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (vi) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vii) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (viii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (ix) $600.0 million aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (x) $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (xi) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); and (xii) $839.0 million aggregate principal amount of ABS Notes, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiaries of the Company.

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of December 31, 2025, the Company was in compliance with all of its debt covenants. For additional information regarding the Company’s debt obligations, see Note 7 to the consolidated financial statements.

ABS Entities

During 2024, we formed Uniti Fiber ABS Parent LLC (“ABS Parent”) and Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (collectively, the “ABS Bridge Loan Parties”), each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Uniti Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Issuers and Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of ABS Parent and its subsidiaries (all unrestricted subsidiaries as of December 31, 2025), please see Note 21 to our accompanying consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Dividends

Old Uniti had elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In order to maintain its REIT status, Old Uniti made dividend payments of all or substantially all of its taxable income to holders of its common stock out of assets legally available for that purpose.

Under the Merger Agreement with Windstream, Old Uniti had agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain its status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions.

Following the consummation of the Merger, the Company does not expect to pay any dividends on its common stock. Dividends on the Preferred Stock will be paid in accordance with the specified terms applicable to those shares. See Note 1 for additional information regarding the annual dividend requirements applicable to the Preferred Stock.

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

Additionally, beginning in October 2020, Old Uniti was obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Old Uniti’s reimbursement commitment for Growth Capital Improvements did not require it to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the CLEC MLA, up to $70.0 million during the term), and each such reimbursement was subject to underwriting standards. Old Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225.0 million in 2024, and were limited to $175.0 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeded the annual limit for such calendar year, Windstream (or such tenant, as the case may be) could have submitted such excess costs for reimbursement in any subsequent year and such excess costs would have been funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term were less than the annual limit for such calendar year, the unfunded amount in any calendar year would have carried-over and could have been added to the annual limits for subsequent calendar years, subject to an annual limit of $250.0 million in any calendar year. During the seven months ended July 31, 2025, Old Uniti reimbursed Windstream for $175.0 million of Growth Capital Improvements, all of which were for the reimbursement of capital improvements completed in 2024 that were previously classified as tenant funded capital improvements. As of the date of the Merger, Old Uniti had reimbursed Windstream a total of $1.2 billion of Growth Capital Improvements.

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

Finally, Old Uniti and Windstream had entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Old Uniti provided up to $125.0 million (limited to $25.0 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans accrued at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement was the sole property of Windstream; however, Old Uniti received a first-lien security interest in the equipment purchased with the loans. No such loans were made as of the date of the Merger. Following the Merger, all such pre-existing relationships between Old Uniti and Windstream and the related transactions and balances became intercompany transactions under the Company.

Contractual Obligations

We enter into various contractual arrangements as a part of our normal operations. Many of these contractual obligations are discussed in the notes to our consolidated financial statements contained in Part II, Item 8. “Financial Statements and Supplementary Data”. As of December 31, 2025, material obligations discussed in the notes to our consolidated financial statements included principal and interest payments on our long-term debt discussed above and in Note 7, operating and finance leases discussed in Note 10,

In addition, we have material purchase commitments related to network deployment for success-based projects for which we have a signed customer contract before we commit resources to expand our network, open purchase orders, and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing. As of December 31, 2025, purchase commitments totaled $696.6 million, of which $403.7 million, $137.0 million, $52.9 million, $20.0 million, and $14.0 million were due in the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively, with $69.0 million due in years after December 31, 2030. Projections of future cash flows are subject to substantial uncertainty as discussed throughout this Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and particularly in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes, depreciation and amortization, and costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and the write off of unamortized deferred financing costs. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), and costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), goodwill impairment charges, gains or losses on retirements and dispositions of assets, gain on settlement of preexisting relationships in connection with our merger with Windstream, severance costs, amortization of non-cash rights-of-use assets, costs associated with the termination of related hedging activities, changes in the fair value of financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies.

A reconciliation of EBITDA and Adjusted EBITDA were as follows:

	Year Ended December 31,
(Millions)	2025	2024
Net income	$1,304.7	$93.4
Depreciation and amortization	666.6	314.9
Interest expense, net	602.8	511.4
Loss on extinguishment of debt	183.0	—
Income tax benefit	(136.5)	(17.5)
EBITDA	2,620.6	902.2
Stock-based compensation	23.5	13.5
Transaction related and other costs	211.8	38.7
Gain on sale of operating assets	—	(19.0)
Gain on settlement of preexisting relationships	(1,683.9)	—
Other, net:
Other income, net	(8.1)	(0.3)
Amortization of non-cash rights-of-use assets (a)	2.1	3.4
Loss on asset retirements and dispositions (b)	7.8	—
Severance costs (b)	—	1.6
Total other, net	1.8	4.7
Adjusted EBITDA	$1,173.8	$940.1

(a)Included within cost of services (exclusive of depreciation and amortization) in the consolidated statements of income.

(b)Included within SG&A expense line item in the consolidated statements of income.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the following critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments. We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, could have a material adverse effect on our financial condition.

Purchase Price Allocation

The purchase price paid is allocated to the assets acquired and liabilities assumed in business combinations based on their estimated fair values at the date of acquisition, which involves a number of assumptions, estimates, and judgments, which are inherently uncertain and subject to refinement. We determine the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management derived from comparable market data and cash flow projections used to value the acquired business. Our ability to realize the future cash flows used in our fair value estimates may be affected by changes in our financial condition, financial performance, or business strategies. Our assumptions and estimates are also used to allocate goodwill to our reporting units that are expected to benefit from the business combination. During the measurement period, which may be up to one year from the acquisition date, we may recognize adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustment to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the earlier of the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are included in our consolidated results of operations.

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. Our annual impairment test is performed with a valuation date of October 1. We evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter of each year. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and the assignment of goodwill to reporting units.

Companies have the option to perform a qualitative assessment to determine whether performing a quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

Under a qualitative assessment, we consider several factors, including the enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

Under a quantitative assessment, we estimate the fair value of our reporting units using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value. If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the consolidated statements of income (loss) not to exceed the carrying amount of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections and, therefore, could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital. For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long-term growth rates and negatively impact the income approach, leading to potential impairment. As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment.

During the fourth quarter of 2025, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value.

Pension Benefits

The Company maintains a non-contributory qualified defined benefit pension plan. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. Windstream recognizes changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected pension income for 2026, which is estimated to be approximately $3.6 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.75% and a discount rate of 5.47%. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated pension expense could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 51% to equities, 37% to fixed income securities, and 12% to alternative investments, with an aggregate expected long-term rate of return of approximately 7.75%. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.75% to 7.25%) would result in a decrease in our projected pension income of approximately $2.2 million, the effects of which would result in the recognition of pension income of $1.4 million in 2026.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 5.47% as of December 31, 2025. Lowering the discount rate by 25 basis points (from 5.47% to 5.22%) would result in an increase in our projected pension income of approximately $0.6 million, the effects of which would result in the recognition of pension income of $4.2 million in 2026. See Notes 3 and 13 to the consolidated financial statements for additional information related to the pension plan.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 16 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities and results of recent operations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company is exposed to market risk through changes in variable interest rates incurred on borrowings under the Company’s credit agreements, consisting of the $500.0 million Windstream Term Loan, $1,000.0 million 2025 Term Loan and any borrowings outstanding under the senior secured revolving credit facilities. As of December 31, 2025, there was $315.0 million of borrowings outstanding under the senior secured revolving credit facilities.

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

As of December 31, 2025, the Company is party to four pay fixed, receive variable interest rate swap agreements with an aggregate notional value of $1.4 billion. The interest rate swaps are scheduled to mature on October 31, 2028, October 31, 2029, and October 31, 2030. As of December 31, 2025, the weighted average fixed rate paid on the interest rate swaps was 3.486% and the weighted average variable rate received was 3.716%. The interest rate swaps have been designated as cash flow hedges of the interest rate risk inherent in floating rate borrowings outstanding due to changes in the benchmark interest rate, and accordingly, the hedging relationship is expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of December 31, 2025, the unhedged portion of our variable rate debt was $415.0 million. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would increase annual interest expense by approximately $4.2 million. Actual results may differ from this estimate.

Item 8. Financial Statements and Supplementary Data
Uniti Group Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Uniti Group Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for the year then ended, including the related notes and financial statement schedules listed in the index appearing under Item 15 for the year ended December 31, 2025 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Windstream from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Windstream from our audit of internal control over financial reporting. Windstream’s total assets and total revenues and sales excluded from management’s assessment and our audit of internal control over financial reporting represent 41% and 61%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Merger with Windstream – Valuation of Preexisting Windstream Lease Relationships, Acquired Customer Relationships, and Acquired Kinetic Trade Name

In connection with the merger described in Note 1 to the consolidated financial statements, Uniti Group LLC (“Old Uniti”) merged with “Windstream” on August 1, 2025 for total merger consideration of $2,376.6 million. As described in Note 4, prior to completion of the merger, Old Uniti and Windstream had several preexisting relationships, including lease relationships that were deemed to be above market from the perspective of Old Uniti, and therefore the estimated fair value of the off-market component of $559.0 million was included in the total merger consideration. Of the acquired intangible assets, $750.0 million of acquired customer relationships and $115.0 million related to the Kinetic trade name were recorded. Fair value was estimated by management using (i) an income approach for the preexisting Windstream lease relationships; (ii) a multi-period excess earnings approach for acquired customer relationships; and (iii) a relief-from-royalty method for the Kinetic trade name. The determination of fair value required significant management judgment relating to (i) projected revenue growth rates, forecasted EBITDA margins, and a discount rate for the preexisting Windstream lease relationships; (ii) projected revenues and cash flows, net of contributory charges, and a discount rate for acquired customer relationships; and (iii) projected revenues, a royalty rate and a discount rate for the Kinetic trade name.

The principal considerations for our determination that performing procedures relating to valuation of the preexisting Windstream lease relationships, acquired customer relationships, and Kinetic trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the preexisting Windstream lease relationships, acquired customer relationships, and Kinetic trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) projected revenue growth rates, forecasted EBITDA margins, and a discount rate for the valuation of preexisting Windstream lease relationships; (b) projected revenues and cash flows, net of contributory charges, and a discount rate for acquired customer relationships; and (c) projected revenues, a royalty rate, and a discount rate for the Kinetic trade name (collectively “management’s significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the preexisting Windstream lease relationships, acquired customer relationships, and the Kinetic trade name acquired. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimate of the preexisting Windstream lease relationships, acquired customer relationships, and Kinetic trade name; (iii) evaluating the appropriateness of the income approach, multi-period excess earnings approach, and relief-from-royalty method used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach, multi-period excess earnings approach, and relief-from-royalty method; and (v) evaluating the reasonableness of management’s significant assumptions as defined above. Evaluating the reasonableness of management’s significant assumptions, other than the discount rate and royalty rate assumptions, involved considering (i) the current and past performance of the Windstream business; (ii) external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach, multi-period excess earnings approach, and relief-from-royalty method used by management and (ii) the reasonableness of the discount rate assumptions for the preexisting Windstream lease relationships and acquired customer relationships, as well as the reasonableness of the discount rate and royalty rate assumptions for the Kinetic trade name.

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
March 2, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Uniti Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2020 to 2024.

Dallas, Texas
February 21, 2025, except for the effects of the adjustments described in Note 2 - Reclassifications, as to which the date is March 2, 2026

Uniti Group Inc.
Consolidated Statements of Income (Loss)
For the years ended December 31,

(Millions, except per share data)	2025	2024	2023
Revenues and sales:
Service revenues	$2,171.7	$1,148.8	$1,133.0
Sales revenues	62.8	18.1	16.8
Total revenues and sales	2,234.5	1,166.9	1,149.8
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	686.6	128.6	132.2
Cost of sales (exclusive of depreciation and amortization included below)	56.0	11.7	12.1
Selling, general and administrative	351.5	105.0	100.5
Depreciation and amortization	666.6	314.9	310.5
Goodwill impairment	—	—	204.0
Gain on sale of operating assets	—	(19.0)	—
Transaction related and other costs	211.8	38.7	12.6
Total costs and expenses	1,972.5	579.9	771.9
Operating income	262.0	587.0	377.9
Other income (expense), net	8.1	0.3	(18.4)
Loss on extinguishment of debt	(183.0)	—	(31.2)
Gain on settlement of preexisting relationships	1,683.9	—	—
Interest expense, net	(602.8)	(511.4)	(481.2)
Income (loss) before income taxes and equity in earnings from unconsolidated entities	1,168.2	75.9	(152.9)
Income tax benefit	136.5	17.5	68.5
Equity in earnings from unconsolidated entities	—	—	2.7
Net income (loss)	1,304.7	93.4	(81.7)
Participating securities’ share in earnings	(30.6)	(2.1)	(1.2)
Dividends declared on preferred stock	(25.4)	—	—
Net income (loss) attributable to common shareholders	$1,248.7	$91.3	$(82.9)
Earnings (loss) per common share (Note 17)
Basic	$6.61	$0.64	$(0.58)
Diluted	$4.87	$0.64	$(0.58)

Weighted-average number of common shares outstanding:
Basic	189.0	143.1	142.5
Diluted	266.5	143.1	142.5

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31,

(Millions)	2025	2024	2023
Net income (loss)	$1,304.7	$93.4	$(81.7)
Other comprehensive income (loss):
Interest rate cap:
Unrealized loss in the period	(0.1)	(0.6)	—
Reclassification of realized interest	0.7	—	—
Change in interest rate cap	0.6	(0.6)	—
Interest rate swap:
Unrealized loss in the period	(0.2)	—	—
Net realized gain reclassified into interest expense	(2.3)	—	—
	(2.5)	—	—
Income tax benefit	0.6	—	—
Change in interest rate swap	(1.9)	—	—
Other comprehensive loss	(1.3)	(0.6)	—
Comprehensive income (loss)	$1,303.4	$92.8	$(81.7)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Balance Sheets
December 31,

(Millions, except par value)	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$53.5	$155.6
Restricted cash	80.6	28.2
Accounts receivable, net	359.0	51.5
Inventories	44.0	—
Prepaid expenses	137.6	16.2
Other current assets	156.3	18.1
Total current assets	831.0	269.6
Goodwill	1,158.3	157.4
Intangible assets, net	1,293.3	275.4
Property, plant and equipment, net	8,141.9	4,209.7
Operating lease right-of-use assets, net	516.6	126.8
Deferred income tax assets, net	—	128.0
Other assets	95.6	115.2
Total assets	$12,036.7	$5,282.1
Liabilities and shareholders' equity (deficit):
Current liabilities:
Current portion of notes and other debt	$10.0	$—
Accounts payable	171.5	13.6
Deferred revenue	239.8	84.5
Current portion of operating lease obligations	122.6	12.7
Accrued taxes	51.8	7.1
Accrued interest	138.8	143.9
Other current liabilities	389.4	118.9
Total current liabilities	1,123.9	380.7
Notes and other debt, net	9,529.4	5,783.6
Noncurrent operating lease obligations	360.5	67.8
Noncurrent deferred revenue	368.7	1,316.5
Deferred income tax liabilities, net	17.7	—
Other liabilities	256.1	185.4
Total liabilities	11,656.3	7,734.0
Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.0001 par value, 0.6 million shares issued and outstanding at December 31, 2025	—	—
Old Uniti Preferred stock, $0.0001 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 234.0 million shares issued and outstanding at December 31, 2025 and 500.0 million shares authorized, 143.2 million shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	2,790.1	1,236.0
Accumulated other comprehensive loss	(1.9)	(0.6)
Distributions in excess of accumulated earnings	(2,407.9)	(3,687.8)
Total Uniti shareholders' equity (deficit)	380.3	(2,452.4)
Noncontrolling interests	0.1	0.5
Total shareholders' equity (deficit)	380.4	(2,451.9)
Total liabilities and shareholders' equity	$12,036.7	$5,282.1

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Cash Flows
For the years ended December 31,

(Millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,304.7	$93.4	$(81.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666.6	314.9	310.5
Amortization of deferred financing costs, debt discount and premium	14.3	22.7	18.5
Loss on extinguishment of debt	183.0	—	31.2
Deferred income taxes	(143.5)	(18.9)	(68.5)
Straight-line revenues and amortization of below-market lease intangibles	(15.4)	(30.6)	(37.9)
Stock-based compensation	23.5	13.5	12.5
Goodwill impairment	—	—	204.0
Gain on sale of operating assets	—	(19.0)	—
Gain on settlement of preexisting relationships	(1,683.9)	—	—
Provision for estimated credit losses	15.9	1.1	1.2
Other, net	8.1	7.3	7.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8.5)	(6.2)	(4.9)
Inventory	(41.5)	—	—
Prepaid expenses	(7.5)	0.8	(1.4)
Other current assets	5.6	(1.6)	0.6
Other assets	(13.0)	(0.5)	20.6
Accounts payable	32.7	7.8	0.2
Accrued interest	(64.1)	10.2	12.4
Accrued taxes	4.9	1.2	1.4
Deferred revenue	86.1	8.2	1.0
Other current liabilities	25.9	—	(6.0)
Other liabilities	(11.0)	(2.1)	(1.4)
Noncurrent deferred revenue	(42.2)	(37.4)	(47.6)
Operating lease assets and lease obligations	8.0	1.8	(18.5)
Other, net	1.5	—	—
Net cash provided from operating activities	350.2	366.6	353.2
Cash flows from investing activities:
Capital expenditures	(787.8)	(354.8)	(417.0)
Merger cash consideration paid, net of cash acquired	(229.5)	—	—
Capital expenditures funded by government grants	(22.0)	—	—
Grant funds received for broadband expansion	17.0	—	—
Proceeds from sale of IPv4 addresses and other assets	10.6	2.6	5.7
Proceeds from sale of operating assets	—	40.0	—
Proceeds from sale of unconsolidated entity	—	40.0	—
Net cash used in investing activities	(1,011.7)	(272.2)	(411.3)
Cash flows from financing activities:
Proceeds from issuance of debt	4,718.0	714.0	3,106.0
Repayments of debt	(3,784.0)	(460.9)	(2,749.7)
Dividends paid	—	(108.5)	(107.4)
Payments of settlement obligation	(73.5)	(98.0)	(98.0)
Payments for financing costs	(235.7)	(15.8)	(71.3)
Other, net	(13.0)	(3.7)	(3.0)
Net cash provided from financing activities	611.8	27.1	76.6
Net (decrease) increase in cash, restricted cash and cash equivalents	(49.7)	121.5	18.5
Cash, restricted cash and cash equivalents at beginning of period	183.8	62.3	43.8
Cash, restricted cash and cash equivalents at end of period	$134.1	$183.8	$62.3

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

(Millions, except per share amounts)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	142.2	$—	$1,210.0	$—	$(3,483.6)	$2.4	$(2,271.2)
2023 Activity:
Net loss	—	—	—	—	—	—	(81.7)	—	(81.7)
Common stock dividends declared ($1.00 per share)	—	—	—	—	—	—	(142.9)	—	(142.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1.4)	—	—	—	(1.4)
Stock-based compensation	—	—	0.3	—	12.5	—	—	—	12.5
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.7	—	—	—	0.7
Balance as of December 31, 2023	—	$—	142.6	$—	$1,221.8	$—	$(3,708.2)	$2.3	$(2,484.1)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

(Millions, except per share amounts)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
2024 Activity:
Net income	—	$—	—	$—	$—	$—	$93.4	$—	$93.4
Other comprehensive loss	—	—	—	—	—	(0.6)	—	—	(0.6)
Common stock dividends declared ($0.50 per share)	—	—	—	—	—	—	(73.0)	—	(73.0)
Exchange of noncontrolling interest	—	—	0.1	—	1.6	—	—	(1.8)	(0.2)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1.6)	—	—	—	(1.6)
Stock-based compensation	—	—	0.4	—	13.5	—	—	—	13.5
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.7	—	—	—	0.7
Balance as of December 31, 2024	—	$—	143.2	$—	$1,236.0	$(0.6)	$(3,687.8)	$0.5	$(2,451.9)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

(Millions, except per share amounts)	Preferred Stock		Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
2025 Activity:
Net income	—	$—	—	$—	—	$—	$—	$—	$1,304.7	$—	$1,304.7
Other comprehensive loss	—	—	—	—	—	—	—	(1.3)	—	—	(1.3)
Exchange of noncontrolling interest	—	—	—	—	—	—	0.2	—	—	(0.3)	(0.1)
Issuance of Preferred Stock in the Merger	0.6	—	—	—	—		630.4	—	—	—	630.4
Issuance of Common Stock in the Merger	—	—	—	—	90.1		733.7	—	—	—	733.7
Issuance of Warrants in the Merger	—	—	—	—	—		142.7	—	—	—	142.7
Preferred stock dividend	—	—	—	—	—	—	25.3	—	(25.3)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	—	—	(2.3)	—	—	—	(2.3)
Stock-based compensation	—	—	—	—	0.6	—	23.5	—	—	—	23.5
Issuance of common stock - employee stock purchase plan	—	—	—	—	0.1	—	0.6	—	—	—	0.6
Other, net	—	—	—	—	—	—	—	—	0.5	(0.1)	0.4
Balance as of December 31, 2025	0.6	$—	—	$—	234.0	$—	$2,790.1	$(1.9)	$(2,407.9)	$0.1	$380.4

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business:

Organizational Structure – Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including more than 500,000 residential fiber customers, with a network that includes approximately 1.9 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 11 and 15 for additional information regarding the Company’s business segments.

Prior to the Merger, Uniti Group LLC (f/k/a Uniti Group Inc.) ( “Old Uniti”) was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti managed its operations within two primary lines of business: Uniti Fiber and Uniti Leasing. Old Uniti operated through a customary “up-REIT” structure, pursuant to which it held substantially all of its assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that Old Uniti controlled as general partner. The up-REIT structure was intended to facilitate future acquisition opportunities by providing Old Uniti with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of August 1, 2025, Old Uniti was the sole general partner of the Operating Partnership and owned 100.00% of the partnership interests in the Operating Partnership.

Completion of Merger with Windstream – On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, New Uniti HoldCo LP, and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc. and Old Uniti ceased to be a REIT, and the Company does not qualify to be a REIT. The common stock of the Company (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding immediately prior to the effective time of the Merger was automatically cancelled and retired and converted into the right to receive 0.6029 shares of Common Stock par value $0.0001 per share, pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger (the “Closing”), Old Uniti’s and Windstream’s pre-Closing stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase Common Stock referenced below.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the closing of the Merger on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

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

The Merger was a taxable transaction for U.S. federal income tax purposes. In connection with the Merger, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a proposed post-closing restructuring, which was effected after the Merger. As a result of the post-closing restructuring, the Company obtained a step-up in the tax basis of certain assets of Old Uniti. See Notes 1 and 4 for additional information regarding the Merger.

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under the Company. As further discussed in Note 7, on August 4, 2025, the Company completed a post-closing reorganization, which combined Windstream’s and Old Uniti’s debt into a single silo capital structure.

Note 2. Basis of Presentation and Consolidation:

Basis of Presentation – The accompanying consolidated financial statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries. All material intercompany balances and transactions have been eliminated. The Company also consolidates variable interest entities or (“VIEs”) in instances in which it is deemed to be the primary beneficiary. For periods prior to the Merger, the Operating Partnership was considered a VIE, because Old Uniti was deemed to be the primary beneficiary as it had both the power to direct the activities that, when taken together, most significantly impacted the Operating Partnership’s performance; and had the obligation to absorb losses and right to receive the returns from the Operating Partnership that would be significant to the Operating Partnership. After the Merger, the Company does not hold interests in any VIEs.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Because Old Uniti was treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream. See Note 4 for additional information related to the Merger.

As previously discussed in Note 1, each outstanding share of Old Uniti common stock was converted into the right to receive 0.6029 shares of Common Stock pursuant to the exchange ratio set forth in the Merger Agreement. Historical share and per share data of Old Uniti has been retrospectively adjusted to reflect the exchange ratio for all periods presented.

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

In addition, the prior period consolidated statements of income have been reclassified to (1) present sales revenues separate and apart from service revenues, (2) disaggregate operating expenses into cost of services and cost of sales, (3) present an operating income subtotal and (4) present loss on extinguishment of debt separate and apart from interest expense, net. These reclassifications did not impact previously reported net income or comprehensive income for the years ended December 31, 2024 and December 31, 2023.

Finally, the prior period consolidated statements of cash flows and consolidated statements of shareholders’ deficit were reclassified to combine or further disaggregate certain financial statement line items. These reclassifications did not impact previously reported net cash provided from operating activities, net cash used in investing activities, net cash provided from financing activities or net increase in cash, restricted cash and cash equivalents for the years ended December 31, 2024 and December 31, 2023, nor change previously reported total shareholders’ deficit for the years ended December 31, 2024 and December 31, 2023.

Note 3. Summary of Significant Accounting Policies and Changes:

Accounting Change – In connection with the Merger, effective August 1, 2025, the Company changed its historical method for depreciating certain property, plant and equipment Old Uniti had acquired from Windstream in the 2015 spin-off transaction from a group composite method to computing depreciation expense using the straight-line method over the estimated useful lives of the related assets. The change is considered preferable because the straight-line method more accurately reflects the pattern of usage and the expected benefits of such assets and provides greater consistency with the depreciation methods used by other companies in the telecommunications industry. This change in depreciation method represented a change in accounting estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with authoritative guidance. The effect of the change to the straight-line method for computing depreciation expense resulted in an increase of $6.7 million in depreciation expense, a $5.9 million decrease in net income, and decreases in basic and diluted earnings per share of $0.03 for the year ended December 31, 2025.

Use of Estimates – The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.

Cash and Cash Equivalents – Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid investments with original maturities of three months or less.

Restricted Cash – Restricted cash represents funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 7) to maintain six months of interest on the Class A and Class B notes and three months of interest on the Class C notes and for other expenses. In addition, deposits held as security for indebtedness under Windstream’s corporate purchase card program are not available for use and have been presented as restricted cash as of December 31, 2025.

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables that will not be collected. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-offs, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to services and product sales of $16.7 million and $3.5 million at December 31, 2025 and 2024, respectively.

Accounts receivable consists of the following as of December 31:

(Millions)	2025	2024
Accounts receivable	$371.6	$54.0
Less allowance for credit losses	12.6	2.5
Accounts receivable, net	$359.0	$51.5

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

Activity in the allowance for credit losses consisted of the following:

(Millions)
Balance as of December 31, 2023	$3.2
Provision for estimated credit losses	1.1
Write-offs, net of recovered accounts	(1.8)
Balance as of December 31, 2024	$2.5
Provision for estimated credit losses	15.9
Write-offs, net of recovered accounts	(5.8)
Balance as of December 31, 2025	$12.6

Inventories – Inventories include finished goods consisting of network and other equipment to be sold to customers and materials and supplies used for maintenance and repairs. Inventories are stated at the lower of cost or net realizable value. Cost is determined using either an average original cost or specific identification method of valuation.

Prepaid Expenses – Prepaid expenses primarily consist of prepaid services, rent, insurance, taxes, maintenance contracts, refundable deposits, and the current portion of deferred contract costs recorded in accounting for revenue from contracts with customers. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Other Current Assets – Other current assets primarily consist of receivables related to federal and state broadband grant programs (see “Government Assistance” below) and contract assets recorded in accounting for revenue from contracts with customers (see Note 11).

Goodwill – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually or sooner when circumstances indicate an impairment may exist using a consistent measurement date, which for us is October 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss is recognized equal to the amount by which the carrying value exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Prior to performing the quantitative evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the quantitative goodwill impairment assessment. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and the estimation of the fair value of a reporting unit.

The fair value of a reporting unit is estimated using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. The appropriateness of each valuation methodology is evaluated in determining the weighting applied to each methodology in the determination of the concluded fair value of the reporting unit.

Inherent in the preparation of cash flow projections are significant assumptions and estimates derived from a review of historical operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, our ability to execute on our plans, future economic conditions, interest rates and other market data is considered. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections and, therefore, could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital. For example, if the Company were to experience a significant delay in the permitting process related to the construction of our fiber networks, the timing of effected cash flows could impact long-term growth rates and negatively impact the income approach, leading to potential impairment. Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment.

Goodwill Impairment – During the year ended December 31, 2023, as a result of macroeconomic and financial market factors, specifically increased interest rates, Old Uniti concluded that it was more likely than not that the fair value of its Uniti Fiber reporting unit was less than its carrying value. Accordingly, Old Uniti completed a quantitative impairment test and concluded that the fair value of its Uniti Fiber reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. As a result, Old Uniti recorded a $204.0 million goodwill impairment charge in the Uniti Fiber reporting unit.

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

Finite-lived intangible assets are initially recorded at estimated fair value and presented in the financial statements net of accumulated amortization. Customer relationships are amortized using the sum-of-the-years’ digits method over the estimated lives of the customer relationships. All other finite-lived intangible assets are amortized using a straight-line method over the estimated useful lives. See Note 5 for additional information regarding intangible assets.

Property, Plant and Equipment – Property, plant and equipment is stated at original cost, net of accumulated depreciation. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related contract and internal labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Capitalized internal labor costs include non-cash share-based compensation and the matching cash contribution to the employee savings plans for those employees directly involved with construction activities. The Company capitalizes a portion of the interest costs it incurs for assets that require a period of time to get them ready to be placed in service. The amount of interest that is capitalized is based on the average accumulated expenditures made during the period involved in bringing the assets to an operational state and the Company’s weighted average interest rate during the respective accounting period. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest was $9.7 million, $2.8 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property, plant and equipment.

Depreciation, including amortization of finance lease assets, is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation begins once the construction period has ceased and the related asset is placed into service, and the asset is then depreciated over its useful life.

Tenant Capital Improvements – Prior to the Merger, under the Windstream Leases (as defined in Note 4) tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically became property of Old Uniti upon their construction by Windstream. Old Uniti received non-monetary consideration related to the TCIs as they automatically became its property, and Old Uniti recognized the cost basis of TCIs that were capital in nature as property, plant and equipment and deferred revenue. TCI assets were depreciated over their estimated useful lives and deferred revenue was amortized as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2025 and 2024, the net book value of TCIs recorded as a component of property, plant and equipment was $1.1 billion and $1.1 billion, respectively. For the year ended December 31, 2025, revenue related to TCIs and depreciation expense recognized related to TCIs were $30.4 million and $55.7 million respectively. For the years ended December 31, 2024 and 2023, Old Uniti recognized $50.9 million and $47.0 million, respectively, for both revenue and depreciation expense related to TCIs. As further discussed in Note 4, in connection with the Merger and settlement of preexisting relationships, all remaining deferred revenue related to TCIs was derecognized as of August 1, 2025.

Asset Retirement Obligations – Asset retirement obligations are recognized in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Asset retirement obligations include legal obligations to remediate the asbestos in certain buildings upon our exit, to properly dispose of chemically-treated telephone poles upon removal from service and to restore certain leased properties to their previous condition upon exit from the lease. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred, and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the consolidated statements of income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2025 and 2024, the aggregate carrying amount of our asset retirement obligations totaled $66.4 million and $16.7 million, respectively, and are included in other liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2025, we assumed $50.2 million in asset retirement obligations in the Merger, incurred $0.1 million in liabilities related to asset retirement obligations and derecognized $2.9 million of liabilities for the effects of settlements and exiting certain leased facilities. During the year ended December 31, 2024, we incurred $0.1 million in liabilities related to asset retirement obligations. During the years ended December 31, 2025, 2024, and 2023, we recognized $2.3 million, $1.0 million, and $2.8 million of accretion expense related to asset retirement obligations, respectively, included in depreciation and amortization expense in our consolidated statements of income.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Derivative Instruments – Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value as either assets or liabilities on our consolidated balance sheets depending on the rights or obligations under the related contracts, and accounting for the changes in fair value based on whether the derivative has been designated as, qualifies as and is effective as a hedge. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss in the current period. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. Cash settlements related to our cash flow hedges are presented in operating activities within the accompanying consolidated statements of cash flows. In the event a cash flow hedge is no longer highly effective, it will be de-designated and changes in fair value will be recognized in earnings in the current period. See Note 8 for additional information regarding the Company’s hedging activities and derivative instruments.

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

Performance obligations are satisfied over time as services are rendered or at a point in time depending on our evaluation of when the customer obtains control of the promised goods. Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally, this occurs when services are rendered, or control of the communication products is transferred. Service revenues are recognized over the period that the corresponding services are rendered to customers.

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

In determining whether to include in revenues and expenses, the taxes and surcharges assessed and collected from customers and remitted to government authorities, including USF charges, sales, use, value added and excise taxes, management evaluates, among other factors, whether the Company is the primary obligor or principal taxpayer for the fees and taxes assessed in each jurisdiction in which it operates. In those jurisdictions for which the Company is the primary obligor, taxes and surcharges are recorded on a gross basis and included in revenues and costs of services and products. In jurisdictions in which the Company functions as a collection agent for the government authority, taxes are recorded on a net basis and the amounts excluded from revenues and costs of services and products.

See Note 11 for additional information regarding revenues from contracts with customers including contract balances, remaining performance obligations, revenue by category and deferred contract costs.

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

Under IAS 20, the accounting for government grants should be based on the nature of the expenditures which the grant is intended to compensate for and should be recognized when there is reasonable assurance that the Company has met the requirements of the applicable program and there is reasonable assurance that the funding will be received. Grants that compensate the Company for the cost of acquiring or constructing long-lived assets are recognized as a reduction in the cost of the related assets. If the Company receives the grant funding upfront in advance of completing the related construction project, the Company establishes a liability for the portion of the grant funds received but not yet spent. The liability is then relieved on a pro rata basis as construction occurs, and capital expenditures are incurred. Conversely, if the Company incurs capital expenditures before receiving the grant funds, the Company records a receivable equal to the amount of capital expenditures incurred to be funded by the grant. Included in other current assets were $108.1 million as of December 31, 2025. There was no grant receivable outstanding as of December 31, 2024.

Leases – The Company leases network assets, including towers and equipment, real estate, office space and office equipment and vehicles. We also enter into colocation and fiber lease arrangements, and service contracts that may include embedded leases. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Leases are classified as either finance or operating leases based on whether or not the lease is effectively a financed purchase. The classification will determine whether lease expense is comprised of amortization on the right-of-use (“ROU”) asset and interest expense recognized based on an effective interest method (a finance lease) or as a single lease cost recognized on a straight-line basis over the term of the lease (an operating lease). A ROU asset and a lease liability is recognized for all leases with a term of greater than 12 months regardless of classification. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.

ROU assets and lease liabilities related to operating leases where we are the lessee are separately presented in the accompanying consolidated balance sheets. The ROU asset is initially measured as the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. The ROU asset is initially measured as the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company, or management is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. Amortization of the finance lease assets is recognized and presented separately from interest expense on the lease liability, as part of depreciation and amortization expense on the consolidated statements of income (loss).

In determining the present value of future minimum lease payments, the Company uses an incremental borrowing rate when the rate implicit in the lease is not readily determinable. The incremental borrowing rate is the rate of interest Uniti would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The exercise of lease renewal options is at our sole discretion. At inception of a lease, the lease term is generally equal to the initial lease term as a renewal is not reasonably certain at inception. Subsequent renewals are treated as lease modifications. Due to the nature and expected use of the leased assets, exercise of renewal options is reasonably certain for month-to-month fiber, colocation, point of presence and rack space leases. The lease term is based on the average lease term for similar assets or expected period of use of the underlying asset.

Variable lease payments associated with leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Certain of our lease agreements include rental payments adjusted periodically for inflation. Lease liabilities are not remeasured as a result of changes to the inflation index. Changes to the inflation index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero.

Certain lease agreements include lease and nonlease components. For leases where we are the lessee, lease and nonlease components are combined for all lease contracts. For leases where we are the lessor, lease and non-lease components are combined when the components qualify to be combined and accounted for based on whether the lease or non-lease component is predominant. Maintenance services are the primary nonlease components and the combined components typically are treated as leases for revenue recognition purposes. Sales taxes are excluded from lease payments in arrangements where we are the lessor.

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

For operating leases where we are the lessor, the underlying asset is recognized and depreciated over its estimated useful life. Lease income is recognized on a straight-line basis over the lease term. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, lease revenue is limited to the lesser of the revenue recognized on a straight-line basis or cash basis.

Straight-line revenue receivables are accounted for in accordance with the provisions of Topic 842, Leases ("ASC 842"), where if the collectability of lease payments is not probable at the commencement date, or at any time during the lease term, then lease revenue is limited to the lesser of the revenue recognized on a straight-line basis or cash basis. If the assessment of collectability changes after the commencement date, the difference between the lease revenue that would have been recognized on a straight-line basis and cash basis is recorded as a current period adjustment to lease revenue.

From time to time the Company may enter into sales-type lease arrangements as a lessor that may include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased asset at the date of lease commencement.

Pension Benefits – Changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, are recognized as a component of net periodic pension income (expense) in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic pension income (expense), primarily benefits earned, interest cost and expected return on plan assets, are recognized ratably on a quarterly basis. See Note 13 for additional information regarding actuarial assumptions, net periodic pension income, projected benefit obligation, plan assets, future contributions and payments.

Deferred Financing Costs – The Company recognizes debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The costs, which include underwriting, legal, and other direct costs related to the issuance of debt, are amortized over the contractual term of the debt using the effective interest method.

Gain on Sale of Operating Assets – Old Uniti had previously acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease agreement. During the fourth quarter of 2023, Old Uniti entered into an agreement with a fund managed by Macquarie Asset Management (“MAM”) pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of the previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million. Old Uniti completed the sale transaction on January 31, 2024, and recorded a $19.0 million pretax gain, which is included in the accompanying consolidated statement of income for the year ended December 31, 2024.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $25.2 million, $1.6 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation – The Company accounts for stock-based compensation using the fair value method of accounting. Stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of the Company's common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. The expense recognized includes the impact of forfeitures as they occur. See Note 14.

Income Taxes – Income taxes are accounted for in accordance with guidance on accounting for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Uncertain tax positions are accounted for in accordance with authoritative guidance which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our evaluations of tax positions consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. Potential interest and penalties related to unrecognized tax benefits are accrued for in income tax benefit (expense). The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

Old Uniti had elected for federal income tax purposes to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Old Uniti was required to distribute at least 90% of its annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, Old Uniti was generally not subject to U.S. federal income tax on income that was distributed as dividends to its shareholders. Old Uniti was required to record a provision in its consolidated financial statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. Old Uniti was subject to the statutory requirements of the locations in which it conducted business, and state and local income taxes were accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws. Old Uniti had elected to treat the subsidiaries through which it operated Uniti Fiber and certain subsidiaries of Uniti Leasing as taxable REIT subsidiaries (“TRSs”). TRSs enabled Old Uniti to engage in activities that resulted in income that did not constitute qualifying income for a REIT. The TRSs were subject to U.S. federal, state and local corporate income taxes.

Exchanges of Noncontrolling Interests – The limited partnership interests in the Operating Partnership (commonly called “OP Units”), were exchangeable on a one-for-one basis for shares of common stock or, at our election, cash of equivalent value. During the first quarter of 2025, Old Uniti exchanged all remaining 14,722 OP Units held by third parties for cash consideration of $0.1 million. During the year ended December 31, 2024, Old Uniti exchanged 91,188 OP Units held by third parties, of which 76,466 OP Units were exchanged for an equal number of shares of common stock and 14,722 OP Units were purchased for cash consideration of $0.1 million. During the year ended December 31, 2023, there were no OP Units exchanged.

Investments in Unconsolidated Entities – Investments in unconsolidated entities are reported under the equity method of accounting. Investments in unconsolidated entities are adjusted for additional contributions made, distributions received as well as our share of the investees’ earnings or losses, which are reported on a 30-day lag for the investment in BB Fiber Holdings LLC (“Fiber Holdings”), and are included in equity in earnings from unconsolidated entities in the accompanying consolidated statements of income (loss).

On December 21, 2023, Old Uniti completed the sale of its investment in Fiber Holdings to MIP IV MidWest Fiber Parent LLC, our partner in the investment, for total cash consideration of $40.0 million, which was received in January 2024. As a result of the transaction, Old Uniti recorded a pre-tax gain of $2.6 million included in other income (expense), net.

Dividend Distributions – Distributions with respect to Old Uniti's common stock were characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. There were no common stock dividend distributions during 2025. For both the years ended December 31, 2024, and 2023, common stock distributions per share were $0.75, characterized as follows at December 31:

	2024	2023
Ordinary dividends	$0.65	$0.75
Capital gain distribution	0.06	—
Non-dividend distributions	0.04	—
Total	$0.75	$0.75

Recently Adopted Accounting Pronouncements

Income Taxes – In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard intends to improve transparency about income tax information primarily through changes to the tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires entities on an annual basis to disclose a tabular rate reconciliation using both percentages and dollar amounts that include specific categories of reconciling items and to provide additional information for reconciling items that meet a specified quantitative threshold. ASU 2023-09 also requires entities to disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions and for individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 was effective for fiscal years beginning after December 15, 2024. The Company adopted the amendments in ASU 2023-09 effective January 1, 2025 on a prospective basis, and has included the additional required disclosures within Note 16. As ASU 2023-09 only effected the Company's annual income tax disclosures, the adoption of this standard did not impact the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

Government Assistance – In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic ASC 832) Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 provides guidance on how business entities should recognize, measure, and present government grants received by prescribing an accounting model based on the main principles in IAS 20, defining a government grant as a transfer of a monetary or tangible nonmonetary asset, other than an exchange transaction, from a government to a business entity, providing a recognition threshold under which a grant is recognized when both (1) it is probable that the entity will comply with the grant’s conditions and that the grant will be received, and (2) the entity meets the specific recognition guidance for a grant related to an asset or a grant related to income. Additionally, ASU 2025-10 leverages existing disclosure requirements in ASC 832 for annual periods. The amendments in ASU 2025-10 are effective for fiscal years and for interim periods beginning after December 15, 2028, and early adoption is permitted. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Credit Losses – In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Disaggregation of Expenses – In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220) - Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires public business entities to provide more detailed disclosure in the notes to the financial statements of certain categories of expenses, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization, that are components of existing captions presented on the face of the statement of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statement presentation and disclosures.

Internal Use Software – In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) that updates the accounting guidance for internal-use software costs by removing references to prescriptive and sequential development stages of a project and replacing them with new criteria used in determining when to start capitalizing software costs. Under the new guidance, capitalization begins when management authorizes and commits to funding the software project and it is probable the project will be completed, and the software will be used to perform the intended function. The new guidance also clarifies that capitalized internal-use software costs are subject to the property, plant, and equipment disclosure requirements. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual fiscal years, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

Interim Reporting – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

Note 4. Merger and Purchase Price Allocation:

Merger Consideration

As previously discussed in Note 1, Old Uniti merged with Windstream on August 1, 2025. The total merger consideration of $2,376.6 million was calculated based on the fair value of the consideration transferred, which included the fair value of Common Stock, Preferred Stock and Warrants issued, the Merger Cash Consideration, and the effective settlement of preexisting relationships. The calculation of merger consideration was as follows:

(Millions)
Fair value of Common Stock issued in the Merger (a)	$733.7
Fair value of Preferred Stock issued in the Merger (b)	630.4
Fair value of Warrants issued in the Merger (c)	142.7
Merger Cash Consideration	370.7
Settlement of preexisting relationships (d)	499.1
Total merger consideration	$2,376.6

(a)The fair value of 90,133,152 shares of Common Stock issued to Windstream equityholders was based on Old Uniti’s closing stock price on August 1, 2025 of $8.14.

(b)The fair value of 575,000 shares of Preferred Stock issued to Windstream equityholders was determined using a Black-Derman-Toy lattice model incorporating the contractual terms of the Preferred Stock, as well as the risk associated with the Preferred Stock, which was accounted for through the risk free rate term structure and a credit risk adjusted spread of 4.5%.

(c)The fair value of 17,558,406 Warrants issued to Windstream equityholders was based on the intrinsic value of each warrant of $8.13 computed as the difference between the accounting acquirer’s closing stock price on August 1, 2025 and the exercise price of the warrant, which was deemed to be a reasonable proxy of the fair value of the Warrants.

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

Upon consummation of the Merger, all historical preexisting relationships between Old Uniti and Windstream were considered effectively settled for accounting purposes and the related transactions and balances became intercompany transactions eliminated in the preparation of the Company’s post-Merger consolidated financial statements. To the extent the settled preexisting contractual arrangement was deemed favorable or unfavorable from the perspective of Old Uniti, the fair value of the off-market component was included in total merger consideration. As of the Merger date, the Windstream Leases were deemed to be above market from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $559.0 million based on the remaining contractual lease payments and current market rates. Significant assumptions utilized in the valuation of the off-market component using an income approach included projected revenue growth rates and forecasted EBITDA margins discounted to present value using an appropriate discount rate. Conversely, the Asset Purchase Agreement was deemed to be unfavorable from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $(60.0) million based on the estimated remaining value of the upfront payment of the IRU contract. The other leasing and supplier agreements were determined to be at market, and therefore, were effectively settled at the historical carrying value, which had a $0.1 million impact on total merger consideration.

In connection with the settlement of the preexisting relationships, the Company recognized a pretax nonrecurring gain of $1,683.9 million. The gain reflected the de-recognition of the associated assets and liabilities recorded by Old Uniti related to the Windstream Leases, Asset Purchase Agreement and the other leasing and supplier agreements as of the Merger date plus the portion of the total merger consideration assigned to the settlement of preexisting relationships discussed above. The derecognized liabilities consisted of deferred revenue of $1,166.8 million, intangible liabilities of $133.5 million, operating lease obligations of $11.4 million and accounts payable and other current liabilities totaling $2.1 million, and the derecognized assets consisted of accounts receivable and other current assets totaling $15.3 million, other assets, including the straight-line revenue receivable, of $88.2 million and operating lease right-of-use assets of $25.5 million.

Preliminary Purchase Price Allocation

The Merger was accounted for using the acquisition method of accounting, and accordingly, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream based on their estimated fair values as of the Merger date, with the excess amount recorded as goodwill.

During the fourth quarter of 2025, the Company made certain measurement period adjustments to its initial purchase price allocation primarily consisting of an increase to the estimated fair value of IPv4 addresses of $20.8 million and decreases in the estimated fair value of property, plant and equipment of $14.7 million, prepaid expenses and other current assets of $4.8 million, and deferred income tax liability of $4.3 million, the effects of which resulted in a net decrease in recorded goodwill of $6.0 million. The Company also refined the useful lives for certain property, plant and equipment.

The allocation of the purchase price is preliminary and subject to change based on the finalization of the third-party appraisals to support the valuation of property, plant and equipment, intangible assets including goodwill and the related income tax impacts. The determination of the fair value of assets and liabilities acquired, including property, plant and equipment, intangible assets and deferred taxes requires significant management judgment and the Company has not completed this analysis as of December 31, 2025. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities with the offset charged to goodwill.

The following table summarizes the preliminary allocation of the Merger consideration of the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream with the excess recorded as goodwill:

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$141.2
Accounts receivable	315.6
Prepaid expenses and other current assets	283.3
Property, plant and equipment (a)	3,531.0
Goodwill	1,000.9
Customer relationships (b)	750.0
IPv4 addresses (c)	186.4
Trade name (d)	115.0
Spectrum licenses (e)	78.9
Right of way (f)	38.1
Operating lease right-of-use assets (g)	431.9
Other assets	52.7
Total assets acquired	6,925.0
Fair value of liabilities assumed:
Current portion of operating lease obligations (g)	107.4
Accounts payable	125.1
Deferred revenue	132.1
Other current liabilities	417.3
Long-term debt (h)	2,841.2
Noncurrent operating lease obligations (g)	315.2
Deferred income taxes	290.2
Noncurrent deferred revenue	88.3
Pension obligation (i)	103.6
Other liabilities	128.0
Total liabilities assumed	4,548.4
Total merger consideration (j)	$2,376.6

(a)The fair value of the property, plant and equipment inclusive of internal use software was determined using the cost approach, which considers the cost to a market participant buyer to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence, including any functional, technological, and economic obsolescence if any. Property, plant and equipment is depreciated on a straight-line basis over a useful life ranging from 1 to 40 years.

(b)Customer relationships were valued using an income approach, specifically a multi-period excess earnings approach. Under this method, excess earnings attributable to the acquired customers are estimated based on projected revenues and cash flows, net of contributory charges for supporting assets with the remaining excess earnings discounted to present value using an appropriate discount rate. Customer relationships are amortized using the sum-of-years digits methodology over a weighted average life of 5 years.

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

(j)See “Merger Consideration” above for more information regarding the components of total merger consideration. The Preferred Stock and Warrants issued in the Merger have been recognized as equity instruments.

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

The preliminary allocation of the purchase price resulted in an estimated net deferred tax liability. We expect to adjust this preliminary net deferred tax liability upon finalization of the third party-appraisals. Goodwill associated with this acquisition was largely due to synergies expected from combining operations as previously discussed in Note 1. Goodwill recognized in the Merger is not expected to be deductible for tax purposes. The Company allocated the goodwill recognized in the Merger to its reportable operating segments based on the relative fair value of the operating segments. See Note 5.

Transaction Related and Other Costs

Transaction related and other costs include acquisition pursuit, transaction and integration costs. Transaction related and other costs were as follows as of December 31:

(Millions)	2025	2024	2023
Professional services and fees (a)	$140.0	$32.3	$10.2
Integration costs (b)	56.4	—	—
Other (c)	15.4	6.4	2.4
Total	$211.8	$38.7	$12.6

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

(c)Consists primarily of expenses incurred in connection with the offering of our asset-backed securities discussed in Note 7.

Transaction related and other costs recorded within other current liabilities were $9.8 million in the Company’s consolidated balance sheet at December 31, 2025.

Actual and Pro Forma Results of Operations

The results of Windstream’s operations are included in our consolidated results of operations beginning on August 1, 2025. For the year ended December 31, 2025, our consolidated results of operations include revenues and sales of $1,367.4 million and operating income of $196.6 million attributable to Windstream.

The following unaudited pro forma financial information presents the combined results of operations of Uniti for year ended December 31, 2025 and 2024 as if the Merger occurred as of January 1, 2024:

(Millions)	2025	2024
Total revenue and sales	$3,790.2	$4,060.8
Net (loss) income	$(450.9)	$1,560.4

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

Note 5. Goodwill and Intangible Assets and Liabilities:

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2025 and 2024, are as follows:

(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure (a)	Total
Goodwill as of December 31, 2023 and 2024	$—	$—	$672.9	$672.9
Accumulated impairment charges as of December 31, 2023 and 2024	—	—	(515.5)	(515.5)
Balance as of December 31, 2023 and 2024	—	—	157.4	157.4
Acquisition of Windstream	763.7	192.2	45.0	1,000.9
Balance as of December 31, 2025	$763.7	$192.2	$202.4	$1,158.3

Goodwill as of December 31, 2025	$763.7	$192.2	$717.9	$1,673.8
Accumulated impairment charges as of December 31, 2025	—	—	(515.5)	(515.5)
Balance as of December 31, 2025	$763.7	$192.2	$202.4	$1,158.3

(a)Prior to the Merger, all goodwill related to the former Uniti Fiber segment. In connection with the Merger, the former Uniti Fiber and Uniti Leasing segments were combined with the CLEC portion of Windstream’s acquired wholesale business and renamed Fiber Infrastructure.

Indefinite-lived intangible assets were as follows on December 31, 2025:

(Millions)
FCC Spectrum licenses	$78.9

Windstream acquired wireless spectrum licenses in the 3.5, 24, 28 and 37 GHz bands in auctions conducted by the FCC during 2020 and 2019 for $78.9 million. The spectrum licenses have an initial term of 10.0 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum; and therefore, the licenses are considered indefinite-lived intangible assets. As of December 31, 2025, the weighted average remaining renewal period for the acquired spectrum licenses was 4.6 years.

Carrying value of finite-lived intangible assets and liabilities were as follows:

	December 31, 2025			December 31, 2024
(Millions)	Original Cost	Accumulated Amortization	Net Carrying Value	Original Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$750.0	$(104.8)	$645.2	$—	$—	$—
Customer lists	416.1	(197.1)	219.0	416.1	(174.3)	241.8
IPv4 addresses (a)	179.7	(4.4)	175.3	—	—	—
Trade name	115.0	(3.2)	111.8	—	—	—
Contracts	52.5	(34.5)	18.0	52.5	(27.9)	24.6
Rights of way	48.6	(3.5)	45.1	10.5	(1.5)	9.0
Total	$1,561.9	$(347.5)	$1,214.4	$479.1	$(203.7)	$275.4

Finite-lived intangible liabilities:
Below-market leases	$15.2	$(9.9)	$5.3	$191.2	$(45.5)	$145.7

(a)Subsequent to August 1, 2025, the Company sold certain unused IPv4 addresses with a net carrying value of $6.7 million for proceeds of $5.0 million payable in cash.

The amortization methodology and useful lives for finite-lived intangible assets and liabilities were as follows:

	Amortization Methodology	Estimated Useful Life
Intangible assets:
Customer relationships	sum of years digits	5 years
Customer lists	straight-line	14-30 years
IPv4 addresses	straight-line	17.5 years
Trade name	straight-line	15 years
Contracts	straight-line	8 years
Rights of way	straight-line	9.4 - 30 years

Intangible liabilities:
Below-market leases	straight-line	8 years

As of December 31, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 4.6 years for customer relationships, 12.5 years for customer lists, 17.1 years for IPv4 addresses, 14.6 years for the trade name, 2.8 years for contracts, and 12.0 years for rights of way. As of December 31, 2025, the total remaining weighted average amortization period for all finite-lived intangible assets was 9.0 years.

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $143.8 million, $29.7 million, and $29.7 million, respectively.

Amortization expense for intangible assets subject to amortization is estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2026	$280.7
2027	230.7
2028	179.1
2029	124.1
2030	74.2
Thereafter	325.6
Total	$1,214.4

We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the years ended December 31, 2025, 2024, and 2023 was $7.0 million, $10.7 million, and $10.7 million, respectively. As of December 31, 2025, the remaining weighted average amortization period of the Company’s intangible liabilities was 2.7 years. Revenue due to the amortization of the below-market leases is estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2026	$1.9
2027	1.9
2028	1.5
Total	$5.3

Note 6. Property, Plant and Equipment, Net:

Property, plant and equipment, net consisted of the following as of December 31:

(Millions)	Depreciable Lives	2025	2024
Land	Indefinite	$65.4	$30.6
Building and improvements	3 - 40 years	537.1	374.7
Fiber	30 years	6,727.5	5,399.5
Copper	20 years	4,583.4	3,972.8
Poles	30 years	474.7	341.5
Equipment	5 - 7 years	1,898.2	508.8
Corporate assets	3 - 7 years	204.7	16.4
Construction in progress		597.4	36.8
		15,088.4	10,681.1
Less accumulated depreciation		(6,946.5)	(6,471.4)
Property, plant and equipment, net		$8,141.9	$4,209.7
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $522.8 million, $285.2 million and $280.8 million, respectively.

Note 7. Notes and Other Debt, Net:

Notes and other debt were as follows:

	December 31, 2025		December 31, 2024
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Credit Agreements:
Uniti senior secured revolving credit facility - variable rate, due December 30, 2027	$—	$(2.9)	$—	$(4.3)
Windstream senior secured revolving credit facility - variable rate, due December 30, 2027	315.0	—	—	—
Senior secured Windstream term loan - variable rate, due October 1, 2031 (premium based on imputed interest rate of 9.15%)	500.0	1.2	—	—
Senior secured 2025 term loan - variable rate, due October 6, 2032 (discount based on imputed interest rate of 8.57%)	1,000.0	(23.6)	—	—
Notes:
Senior secured notes - 10.50%, due February 15, 2028 (discount based on imputed interest rate of 10.99%)	—	—	2,900.0	(37.5)
Senior secured notes - 4.75%, due April 15, 2028 (discount based on imputed interest rate of 5.04%)	570.0	(3.6)	570.0	(5.0)
Senior secured notes - 8.25%, due October 1, 2031 (premium based on imputed interest rate of 7.29%)	2,200.0	99.3	—	—
Senior secured notes - 7.50%, due October 15, 2033 (discount based on imputed interest rate of 7.72%)	1,400.0	(17.8)	—	—
Senior unsecured notes - 6.50%, due February 15, 2029 (discount based on imputed interest rate of 6.83%)	1,110.0	(10.3)	1,110.0	(13.1)
Senior unsecured notes - 6.00%, due January 15, 2030 (discount based on imputed interest rate of 6.27%)	700.0	(6.6)	700.0	(8.0)
Senior unsecured notes - 8.625%, due June 15, 2032 (discount based on imputed interest rate of 9.16%)	600.0	(15.6)	—	—
Convertible senior notes - 7.50%, due December 1, 2027 (discount based on imputed interest rate of 8.29%)	306.5	(4.3)	306.5	(6.3)
ABS Notes and Bridge Loan Facility:
ABS Bridge Loan Facility - variable rate, due September 1, 2025 (discount based on imputed interest rate of 10.33%)	—	—	275.0	(3.7)
Series 2025-1:
ABS Notes (Class A-2) - 5.877%, due April 1, 2030 (discount based on imputed interest rate of 6.36%)	426.0	(7.6)	—	—
ABS Notes (Class B) - 6.369%, due April 1, 2030 (discount based on imputed interest rate of 6.86%)	65.0	(1.2)	—	—
ABS Notes (Class C) - 9.018%, due April 1, 2030 (discount based on imputed interest rate of 9.54%)	98.0	(1.8)	—	—
Series 2025-2:
ABS-2 Notes (Class A-2) - 5.177%, due January 20, 2031 (discount based on imputed interest rate of 5.76%)	180.0	(4.5)	—	—
ABS-2 Notes (Class B) - 5.621%, due January 20, 2031 (discount based on imputed interest rate of 6.21%)	28.2	(0.7)	—	—
ABS-2 Notes (Class C) - 7.834%, due January 20, 2031 (discount based on imputed interest rate of 8.45%)	41.8	(1.1)	—	—
Total	$9,540.5	$(1.1)	$5,861.5	$(77.9)

Notes and other debt, net were as follows:

(Millions)	December 31, 2025	December 31, 2024
Total principal amount	$9,540.5	$5,861.5
Unamortized premium (discount) and deferred financing costs	(1.1)	(77.9)
Less current portion of notes and other debt	(10.0)	—
Notes and other debt, net	$9,529.4	$5,783.6

Debt Restructuring Subsequent to the Merger

Upon the completion of the Merger, the existing indebtedness of Old Uniti and Windstream remained separate within its respective organizational structure under the Company. On August 4, 2025, among other transactions, Uniti Group LP, the borrower under Old Uniti’s indebtedness, was merged with and into Uniti Services LLC (formerly known as Windstream Services LLC (“Uniti Services”)), the borrower under Windstream’s indebtedness, as part of an internal reorganization (the “Internal Reorganization”). Accordingly, all of the existing indebtedness of Old Uniti and Windstream became obligations of the same borrowing entity, and each subsidiary of Old Uniti that had guaranteed its debt guaranteed the existing debt of Windstream and vice versa. To effectuate this, the obligors to Old Uniti’s and Windstream’s respective indebtedness (the “Obligors”) entered into supplemental indentures, each dated August 4, 2025 (the “Supplemental Indentures”) to the indentures governing Old Uniti’s and Windstream’s outstanding senior notes and joinder agreements, each dated August 4, 2025 (the “Joinder Agreements”) in respect of Old Uniti’s and Windstream’s respective existing credit agreements. In addition, the existing Windstream intercreditor agreement was terminated and the Windstream existing debt parties entered into joinders to the existing Old Uniti intercreditor agreement and certain supplements and amendments to the existing Windstream collateral documents and the Old Uniti collateral documents (such collateral documents, as amended, collectively with the Supplemental Indentures and the Joinder Agreements, the “Reorg Documents”). Under the Supplemental Indentures, the Joinder Agreements and the other Reorg Documents, (x) Uniti Services has succeeded to Uniti Group LP as issuer or borrower, as the case may be, under Old Uniti’s indebtedness and (y) the Obligors of Old Uniti’s indebtedness now guarantee and, if applicable, provide security for, Windstream’s indebtedness, and the Obligors of Windstream’s senior indebtedness now guarantee and, if applicable, provide security, for Old Uniti’s indebtedness. Additionally, in connection with the Internal Reorganization, the Windstream revolving credit facility became pari passu with the other first lien debt of both entities. As a consequence of implementing the Internal Reorganization, the restrictive covenants within the Old Uniti and Windstream indebtedness preventing Old Uniti and Windstream to efficiently operate together have effectively been eliminated.

Senior Secured Credit Facilities

Uniti Credit Agreement

Uniti Services (as successor to Uniti Group LP), CSL Capital, LLC (“CSL Capital”) and Uniti Group Finance 2019 Inc. (“Uniti Group Finance”) (collectively, the “borrowers”) entered into a senior secured credit facility on April 24, 2015 (the credit agreement governing such senior secured credit facility, as amended, the “Uniti Credit Agreement”) consisting of a $500.0 million revolving credit facility with a maturity date of September 24, 2027 (the “Uniti Revolver”), which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. On October 6, 2025, Uniti Services entered into an amendment to the Uniti Credit Agreement to, among other things, extend the maturity date of the Uniti Revolver to December 30, 2027, subject to receipt of customary regulatory approvals.

The Uniti Credit Agreement governing the senior secured credit facility permits the borrowers, subject to customary conditions, to incur (i) new term loan facility borrowings and/or increased commitments under the Uniti Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total net leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 6.50 to 1.00, and if such debt is secured, our consolidated secured net leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00. New term loan facility borrowings and incremental revolving commitments under the Uniti Credit Agreement are uncommitted and the availability thereof will depend on market conditions at the time the borrowers seek to incur such borrowings and/or commitments.

Borrowings under the Uniti Revolver bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a SOFR term rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured net leverage ratio. We are required to pay a quarterly commitment fee under the Uniti Revolver equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured net leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to SOFR borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

During the year ended December 31, 2025, the Company borrowed $429.0 million under the Uniti Revolver and repaid all of these borrowings by the end of the period. Comparatively, during the year ended December 31, 2024, the Company borrowed $130.0 million under the Uniti Revolver and repaid all of these borrowings by the end of the period. There were $0.3 million letters of credit as of December 31, 2025, and accordingly, the amount available for borrowing under the Uniti Revolver was $499.7 million as of December 31, 2025.

The senior secured credit facility under the Uniti Credit Agreement contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the borrowers and their subsidiaries to incur indebtedness, grant liens on their assets, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay certain dividends and other restricted payments. These negative covenants are similar to the negative covenants contained in the indentures that govern our outstanding notes, subject to certain exceptions. The borrowers and their subsidiaries are also required to maintain a consolidated secured net leverage ratio not to exceed 5.00 to 1.00. In addition, the Uniti Credit Agreement contains customary events of default, including a cross-default provision whereby the failure of the borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Uniti Credit Agreement. In particular, a repayment obligation could be triggered if (i) the borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2025, the borrowers were in compliance with all of the covenants under the Uniti Credit Agreement.

Windstream Credit Agreement

Uniti Services (formerly Windstream Services, LLC) entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, on September 21, 2020 (as amended, the “Windstream Credit Agreement”), which currently provides for (a) a senior secured revolving credit facility (the “Windstream Revolver”), (b) a senior secured first lien term loan facility that consists of $500.0 million of term loan borrowings (the “Windstream Term Loan”) that matures on October 1, 2031 and (c) a seven-year term loan facility with a principal amount of $1.0 billion (the “2025 Term Loan”) that matures on October 6, 2032. On October 6, 2025, Uniti Services entered into an amendment to the Windstream Credit Agreement to, among other things, (i) subject to receipt of customary regulatory approvals, extend the maturity date of the Windstream Revolver to December 30, 2027 and (ii) provide for the 2025 Term Loan. The Windstream Revolver will have $475.0 million of capacity through January 23, 2027 and $425.0 million of capacity through December 30, 2027.

Borrowings under the Windstream Revolver bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a SOFR term rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated total senior secured leverage ratio. The Windstream Term Loan bears interest based on a floating rate plus a margin (which, at Uniti Services’ election, may be the Base Rate plus 3.75% or the Adjusted Term SOFR Rate plus 4.75% (each as defined in the Windstream Credit Agreement, provided that the Adjusted Term SOFR Rate “floor” shall be 0%). The 2025 Term Loan bears interest based on a floating rate plus a margin (which, at Uniti Services’ election, may be the Base Rate plus 3.00% or the Adjusted Term SOFR Rate plus 4.00% (each as defined in the existing Windstream Credit Agreement, provided that the Adjusted Term SOFR Rate “floor” shall be 0%)).

Each of the Windstream Term Loan and the 2025 Term Loan is subject to mandatory prepayment and reduction in an amount equal to (a) 100% of the net cash proceeds of non-ordinary course asset dispositions or casualty events (with step-downs to (1) 50.0% if the consolidated first lien secured leverage ratio would be less than or equal to 1.50 to 1.00 but greater than 1.00 to 1.00, or (2) 0% if the consolidated first lien senior secured leverage ratio would be less than or equal to 1.00 to 1.00, subject to the right to reinvest such proceeds within a specified period of time and certain other exceptions and (b) 100% of the net cash proceeds received from the incurrence of any certain indebtedness not expressly permitted under the Windstream Credit Agreement.

Voluntary prepayments of borrowings outstanding under the Windstream Credit Agreement are currently permitted at any time without premium or penalty; provided that any voluntary prepayment, refinancing or repricing of the 2025 Term Loan in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the 2025 Term Loan shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced.

The variable interest rate on the Windstream Term Loan ranged from 8.57% to 9.21%, and the weighted average rate on amounts outstanding on the Windstream Term Loan was 9.10% for the period August 1, 2025 to December 31, 2025. The variable interest rate on the 2025 Term Loan ranged from 7.72% to 8.11%, and the weighted average rate on amounts outstanding on the 2025 Term Loan was 7.98% between the time of initial incurrence and December 31, 2025.

During the period August 1, 2025 to December 31, 2025, the Company borrowed $460.0 million under the Windstream Revolver and repaid $180.0 million of these borrowings by the end of the period. Considering letters of credit of $117.6 million, the amount available for borrowing under the Windstream Revolver was $42.4 million as of December 31, 2025.

The variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 7.82% to 10.75%, and the weighted average rate on amounts outstanding was 8.45% for the period August 1, 2025 to December 31, 2025.

The Windstream Credit Agreement includes customary negative covenants, including covenants limiting the ability of Uniti Services and its restricted subsidiaries to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions. The Windstream Credit Agreement also includes customary representations and warranties and affirmative covenants. The Windstream Credit Agreement includes a financial covenant requiring maintenance of a consolidated total senior secured leverage ratio of no less than 5.00 to 1.00.

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

Guarantees and Security under Uniti Credit Agreement and Windstream Credit Agreement

All obligations under the senior secured credit facilities under the Uniti Credit Agreement and the Windstream Credit Agreement are unconditionally guaranteed by each of Uniti Group Inc. and Uniti Group LLC on a senior unsecured basis and by certain wholly owned subsidiaries of Uniti Services (the “subsidiary guarantors”) on a senior secured basis. All obligations under the Uniti Credit Agreement and the Windstream Credit Agreement, and the guarantees of those obligations, are secured, subject to certain exceptions, on a first priority basis, by substantially all of the assets of the borrowers and the subsidiary guarantors, including a pledge of all of the capital stock of our subsidiaries directly held by the borrowers and the subsidiary guarantors under the senior secured credit facilities (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting capital stock and 100% of the non-voting stock of such first tier foreign subsidiary). The liens on the collateral securing the obligations under the senior secured credit facilities are subject to an intercreditor agreement between the collateral agent for the senior secured credit facility under the Uniti Credit Agreement, the collateral agent for the senior secured credit facility under the Windstream Credit Agreement, and the collateral agents for the secured notes, and acknowledged by the borrowers and the subsidiary guarantors.

Senior Notes

Secured Notes

On April 20, 2021, Uniti Services (as successor to Uniti Group LP), Uniti Group Finance and CSL Capital issued $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “4.75% secured notes indenture”).

On February 14, 2023, Uniti Services, Uniti Fiber Holdings Inc. (“Uniti Fiber Holdings”), Uniti Group Finance and CSL Capital issued $2.6 billion aggregate principal amount of 10.50% senior secured notes due February 2028 (the “initial 10.50% secured notes”) under an indenture among such issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (the “10.50% secured notes indenture”). On May 17, 2024, such issuers issued a $300.0 million aggregate principal amount of 10.50% senior secured notes due February 2028 which, pursuant to the terms of the indenture governing such notes, were mandatorily exchanged for 10.50% secured notes issued as “additional notes” under the 10.50% secured notes indenture (the “additional 10.50% secured notes” and, together with the initial 10.50% secured notes, the “10.50% secured notes”). The additional 10.50% secured notes formed part of the same series as the initial 10.50% secured notes issued under the 10.50% secured notes indenture and have the same CUSIP numbers as, and are fungible with, the initial 10.50% secured notes. In February 2025, the Company used a portion of the net proceeds from the offering of ABS Notes to redeem $125.0 million of the then outstanding 10.50% secured notes. Uniti Services used the proceeds from the offering of the 7.50% senior secured notes due 2033, which it issued on October 6, 2025, together with the proceeds from the 2025 Term Loan to fund the redemption in full of the 10.50% secured notes.

On October 4, 2024, Uniti Services (formerly Windstream Services) and Windstream Escrow Finance Corp., as co-issuers, issued $800.0 million of 8.25% senior secured notes due 2031 (the “8.25% secured notes”) pursuant to an indenture with Wilmington Trust, National Association, as trustee and notes collateral agent (the “8.25% secured notes indenture”). On December 23, 2024, Uniti Services and Windstream Escrow Finance Corp., as co-issuers, issued $1.4 billion aggregate principal amount of 8.25% secured notes as “additional notes” under the 8.25% secured notes indenture.

On October 6, 2025, Uniti Services issued $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”) pursuant to an indenture, dated as of October 6, 2025 (the “7.50% secured notes indenture” and, together with the 4.75% secured notes indenture and the 8.25% secured notes indenture, the “secured notes indentures”), among Uniti Services, as issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The 4.75% secured notes, the 8.25% secured notes and the 7.50% secured notes are collectively referred to as the “existing secured notes”.

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

Senior Unsecured Notes

On February 2, 2021, Uniti Services, Uniti Group Finance and CSL Capital issued $1.1 billion aggregate principal amount of unsecured 6.50% Senior Notes due 2029 (the “6.50% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “6.50% senior notes indenture”).

On October 13, 2021, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $700.0 million aggregate principal amount of unsecured 6.00% Senior Notes due 2030 (the “6.00% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “6.00% senior notes indenture”).

On June 24, 2025, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $600.0 million aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% unsecured notes” and, together with the 6.00% unsecured notes and the 6.50% unsecured notes, the “existing unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture” and, together with the 6.00% senior notes indenture and the 6.50% senior notes indenture, the “unsecured notes indentures”).

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

7.50% Convertible Senior Notes due 2027

On December 12, 2022, Uniti Group LLC (formerly Uniti Group Inc.) issued $300.0 million aggregate principal amount of its 7.50% convertible senior notes due 2027 (the “original 2027 convertible notes”). On December 23, 2022, Uniti Group LLC issued an additional $6.5 million aggregate principal amount of its 7.50% convertible senior notes due 2027 pursuant to the initial purchasers’ partial exercise of their option to purchase additional 7.50% convertible senior notes due 2027 (the “additional 2027 convertible notes” and, together with the original 2027 convertible notes, the “2027 convertible notes”). Uniti Group LLC issued the 2027 convertible notes pursuant to an indenture, dated as of December 12, 2022, among Uniti Group LLC, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (the “2027 convertible notes trustee”), as amended by the first supplemental indenture, dated as of August 14, 2023, by and among Uniti Group LLC, the guarantors party thereto and the 2027 convertible notes trustee, and the second supplemental indenture, dated as of August 4, 2025, by and among Uniti Group LLC, the Company, the guarantors party thereto and the 2027 convertible notes trustee (the “2027 convertible notes indenture”). The 2027 convertible notes are senior unsecured notes and are guaranteed by the Company and each of Uniti Services’ subsidiaries that is an issuer, obligor or guarantor under the existing notes and the notes offered hereby. The 2027 convertible notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

Prior to the close of business on the business day immediately preceding September 1, 2027, the 2027 convertible notes are convertible only upon satisfaction of certain conditions and during certain periods described in the 2027 convertible notes indenture, and thereafter, the 2027 convertible notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2027 convertible notes are convertible on the terms set forth in the 2027 convertible notes indenture into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Group LLC’s election, subject to limitations under the Uniti Credit Agreement. The conversion rate is initially 82.7023 shares of the Company’s common stock per $1,000 principal amount of 2027 convertible notes (equivalent to an initial conversion price of approximately $12.09 per share of the Company’s common stock). The conversion rate is subject to adjustment in some circumstances as described in the 2027 convertible notes indenture. In addition, following certain corporate events relating to Uniti that occur prior to the maturity date or Uniti Group LLC’s delivery of a notice of redemption, Uniti Group LLC will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2027 convertible notes in connection with such corporate event or notice of redemption, as the case may be.

If the Company undergoes a fundamental change (as defined in the 2027 convertible notes indenture), subject to certain conditions, holders may require Uniti Group LLC to repurchase for cash all or part of their 2027 convertible notes at a repurchase price equal to 100% of the principal amount of the 2027 convertible notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Starting on December 8, 2025 and ending prior to the 42nd scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price for the 2027 convertible notes for certain specified periods, Uniti Group LLC may, subject to a partial redemption limitation, redeem all or a portion of the 2027 convertible notes at a cash redemption price equal to 100% of the principal amount of the 2027 convertible notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.

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

On February 3, 2025, the ABS Notes Issuers issued $589.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $426.0 million 5.88% Series 2025-1, Class A-2 term notes, $65.0 million 6.37% Series 2025-1, Class B term notes and $98.0 million 9.02% Series 2025-1, Class C term notes, each with an anticipated repayment date in April 2030 (collectively, the "ABS 2025-1 Notes"). The ABS 2025-1 Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS 2025-1 Notes. The ABS 2025-1 Notes were issued pursuant to an indenture, dated as of February 3, 2025 (the "Initial ABS Base Indenture"), as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025, in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee. On February 3, 2025, the Company used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility.

On October 24, 2025, the ABS Notes Issuers issued $250.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $28.2 million 5.62% Series 2025-2, Class B term notes and $41.8 million 7.83% Series 2025-2, Class C term notes (collectively, the “ABS 2025-2 Notes” and, together with the ABS 2025-1 Notes, the “ABS Notes”), each with an anticipated repayment date in January 2031. The ABS 2025-2 Notes were issued pursuant to the Initial ABS Base Indenture, as amended and restated on October 24, 2025 (as so amended and restated, the “ABS Base Indenture”), as supplemented by a Series 2025-2 Supplement thereto, dated as of October 24, 2025, in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the ABS 2025-2 Notes, the ABS Base Indenture, as supplemented by the Series 2025-2 Supplement, also permits up to $75.0 million of Series 2052-2, Class A-1 variable funding notes (the “Class A-1 Variable Funding Notes”) issued by the ABS Notes Issuers. Drawings and the other terms related to the Class A-1 Variable Funding Notes are governed by the ABS Base Indenture, as supplemented by the Series 2025-2 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of October 24, 2025 (the “VFN Purchase Agreement”), among the ABS Notes Obligors, Uniti Fiber Holdings Inc., as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. As of December 31, 2025, there was no aggregate principal amount of Class A-1 Variable Funding Notes outstanding.

The ABS Notes and the Class A-1 Variable Funding Notes are obligations only of the ABS Notes Obligors pursuant to the ABS Base Indenture, as supplemented. Pursuant to the ABS Base Indenture, the ABS Notes and the Class A-1 Variable Funding Notes are guaranteed by the ABS Notes Obligors and each of the ABS Notes Issuer’s respective direct parent entity companies (each, a “Holdco Guarantor”), and such guarantees, the ABS Notes and the Class A-1 Variable Funding Notes are secured by security interests in the equity interests in each of the ABS Notes Issuers and substantially all of the assets of the ABS Notes Issuers and the other ABS Notes Obligors, which assets are primarily the fiber network assets and related customer contracts in the States of Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina that have been sold or contributed to the ABS Notes Obligors by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Obligors and the Holdco Guarantors (all of which are unrestricted subsidiaries under the Company’s other debt agreements), guarantee or liable in any way for the obligations of the ABS Notes Obligors under the ABS Base Indenture, the ABS Notes or the Class A-1 Variable Funding Notes, and neither the Holdco Guarantors, the ABS Notes Issuers nor any of the other ABS Notes Obligors guarantee or be liable in any way for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The ABS Notes and the Class A-1 Variable Funding Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes and the Class A-1 Variable Funding Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments, and (iii) covenants relating to recordkeeping, access to information and similar matters. The ABS Notes and the Class A-1 Variable Funding Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured once the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which, regular amortization, if any, will resume. The ABS Notes and the Class A-1 Variable Funding Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of the notes and other debt obligations. These costs are deferred and amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our consolidated statements of income. For the years ended December 31, 2025, 2024, and 2023, we recognized $21.8 million, $23.8 million, and $18.1 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Loss on Extinguishment of Debt

In connection with the October 2025 refinancing transactions, the Company incurred $32.4 million in arrangement, legal and other third-party fees and paid a redemption premium to holders of the 10.50% secured notes of $119.5 million. At the time of completing the refinancing transactions, there were $23.1 million in unamortized discount and debt issuance costs related to the 10.50% secured notes.

Based on an analysis of participating creditors, the Company concluded that the refinancing transactions should be accounted for as a debt extinguishment. Accordingly, the Company recognized a pretax loss on the extinguishment of debt totaling $142.6 million, consisting of the write-off of the redemption premium of $119.5 million and the write-off of the unamortized discount and debt issuance costs of $23.1 million. The $32.4 million in arrangement, legal and other third-party fees were capitalized and amortized over the terms of the new debt obligations in accordance with the extinguishment method of accounting.

As previously discussed above, in February 2025, Old Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and to redeem $125.0 million aggregate principal amount of its 10.50% secured notes. In June 2025, Old Uniti had also used a portion of the net proceeds from the offering of the 8.625% unsecured notes to fund the partial redemption of $500.0 million aggregate principal amount of the 10.50% secured notes, including related premiums, fees and expenses. In connection with these transactions, Old Uniti recognized aggregate pretax losses on the partial extinguishment of the 10.50% secured notes of $37.2 million, which included $6.3 million for the write off of the unamortized discount and deferred financing costs and $30.9 million for the redemption premiums, and a pretax loss on the extinguishment of the ABS Loan Facility of $3.2 million, consisting of the write off of the unamortized discount and deferred financing costs.

In 2023, Uniti Group LP, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings issued $2.6 billion aggregate principal amount of initial 10.50% senior notes and used the net proceeds from the offering to fund the redemption in full of all outstanding $2.25 billion 7.88% senior secured notes due 2025 (the “2025 Secured Notes”). As a result, Old Uniti recorded a pretax loss on the extinguishment of debt of $32.3 million related to the repayment of the 2025 Secured Notes, which included $10.3 million attributable to the write off of the unamortized discount and deferred financing costs and the write-off of the call premium of $22.0 million. During 2023, Old Uniti also repurchased approximately $15.0 million of its 4.00% exchangeable notes due June 15, 2024 (the “exchangeable notes”) for total cash consideration of $13.7 million. In connection with the repurchase, Old Uniti recorded a pretax gain on extinguishment of debt of $1.1 million, which included $0.1 million attributable to the write off of the unamortized discount and deferred financing costs.

Interest Expense, Net

Interest expense, net was as follows for the years ended December 31:

(Millions)	2025	2024	2023
Senior secured notes	$381.5	$321.1	$296.3
Senior unsecured notes	164.0	139.4	142.2
Senior secured revolving credit facility - variable rate	10.8	7.2	14.1
ABS Notes and Bridge Loan Facility	39.4	18.9	—
Interest rate cap	0.7	1.5	—
Interest rate swaps	(2.3)	—	—
Amortization of deferred financing costs and debt premium/discount	14.3	22.7	18.5
Accretion of settlement payable	1.7	6.2	10.5
Capitalized interest	(9.7)	(2.8)	(1.3)
Other	2.4	(2.8)	0.9
Total interest expense, net	$602.8	$511.4	$481.2

Note 8. Derivatives:

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

In conjunction with the fourth quarter 2025 debt refinancing, on October 6, 2025, the Company entered into three new pay fixed, receive variable interest rate swap agreements with two bank counterparties. The first swap has a notional value of $400.0 million, fixed rate paid of 3.332% and matures on October 31, 2028. The second swap has a notional value of $400.0 million, fixed rate paid of 3.365% and matures on October 31, 2029. The third swap has a notional value of $400.0 million, fixed rate paid of 3.417% and matures on October 31, 2030. For all three interest rate swaps, the variable rate received is the one-month USD-SOFR (not subject to a floor) that resets at the end of each month. The Company has designated the swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its Credit Agreements due to changes in the benchmark interest rate.

Set forth below is information related to the Company’s cash flow hedges for the years ended December 31:

(Millions)	2025	2024
Cash flow hedges, measured at fair value:
Other current assets	$0.3	$0.1
Other current liabilities	$1.7	$—
Other liabilities	$5.5	$—
Accumulated other comprehensive loss	$(2.5)	$(0.6)

Changes in derivative instruments were as follows for the years ended December 31:

(Millions)	2025	2024
Cash flow hedges:
Changes in fair value, net of tax	$(0.2)	$(0.6)
Reclassification of unrealized gains, net of tax	$(1.7)	$—

As of December 31, 2025, the Company expects to recognize net losses of $0.2 million net of taxes, in interest expense during the next twelve months for interest settlements related to its interest rate swap agreements.

All or a portion of the change in fair value of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If the Company extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the outstanding notional amount of the swap exceeds the outstanding notional amount of variable rate debt, all or a portion of the change in fair value of the swap may be recognized in earnings. In addition, the change in fair value of the swap may be recognized in earnings if the Company determines it is no longer probable that it will have future variable rate cash flows to hedge against. The Company has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2025, because each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Ratings, Standard & Poor’s Global Ratings and Fitch Ratings.

The swap agreements with each of the bank counterparties contain cross-default provisions whereby if the Company were to default on certain indebtedness and that indebtedness was to be accelerated, it could result in the counterparties terminating the outstanding swap agreements. Were such a termination to occur, the party that was in a liability position under the applicable swap at the time of such termination would be required to pay the value of the swap, as determined in accordance with the terms of the applicable swap agreement, to the other party. The Company’s obligations to the counterparties are secured and the Company does not post any separate collateral to the bank counterparties related to its interest rate swap agreements.

Balance Sheet Offsetting

The Company is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, the Company does not offset assets and liabilities under these arrangements. As of December 31, 2024, there were no derivative liabilities subject to enforceable master netting arrangements to offset against derivative assets.

The following table presents the Company’s derivative assets subject to an enforceable master netting arrangement as of December 31, 2025.

	Gross Amount of Assets Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025:
Interest rate swaps	$0.3	$(0.3)	$—	$—

Information pertaining to derivative liabilities was as follows:

	Gross Amount of Liabilities Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets
Millions		Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025:
Interest rate swaps	$7.2	$(0.3)	$—	$6.9

Note 9. Fair Value of Financial Instruments:

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

Non-financial assets and liabilities, including property, plant and equipment, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2025 requiring any non-financial asset and liability to be subsequently recognized at fair value.

The fair value of financial instruments was as follows as of December 31:

(Millions)	2025	2024
Recorded at Fair Value in the Financial Statements:
Interest rate cap asset - Level 2	$—	$0.1
Interest rate swap asset - Level 2	$0.3	$—
Interest rate swap liabilities - Level 2	$7.2	$—
Not Recorded at Fair Value in the Financial Statements:
Settlement Payable - Level 2	$—	$71.7
Notes and other debt, including current portion - Level 2: (a)
Included in current portion of notes and other debt	$10.1	$—
Included in notes and other debt, net	$9,648.3	$5,879.2

(a)Recognized at carrying value of $9,630.8 million and $5,868.7 million, including the current portion and excluding unamortized deferred financing costs, at December 31, 2025 and 2024, respectively.

The fair value of the interest rate swap was determined based on the present value of expected future cash flows using the applicable observable, quoted swap rates (USD-SOFR) for the full term of the swap and incorporating credit valuation adjustments to appropriately reflect both the Company’s own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2025, the adjustment to the fair value of the interest rate swap to reflect non-performance risk was immaterial.

The estimated fair value of notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Old Uniti was required to make approximately $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). Old Uniti had the option to prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). In July 2025, Old Uniti made the final quarterly cash installment due to Windstream. See Note 19. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows discounted based on observable market data, and accordingly, we classified the inputs used as Level 2 in the fair value hierarchy. There were no changes in the valuation methodologies used since the initial recording of the Settlement Payable.

Note 10. Leases:

As previously discussed in Note 4, as of August 1, 2025, preexisting relationships between Old Uniti and Windstream, were considered effectively settled for accounting purposes and the related transactions and balances became intercompany transactions eliminated in the preparation of the Company’s post-Merger consolidated financial statements. These preexisting relationships included the Windstream Leases, the asset purchase agreement and various other leasing and supplier arrangements between Old Uniti and Windstream. The elimination of the intercompany transactions resulted in reductions in operating lease revenue, operating lease right-of-use assets and operating lease obligations discussed below.

Lessor Arrangements

Certain service offerings to customers include equipment leases. The Company also leases its network facilities, including colocation space to other service providers and enters into arrangements with third parties to lease unused or underutilized portions of its network. These leases meet the criteria for operating lease classification. These leases have initial lease terms ranging from less than one year to 35 years, most of which include options to extend or renew the leases for less than one year to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of the leases, variable payments.

Operating lease income was as follows for the years ended December 31:

(Millions)	2025	2024	2023
Lease income - operating leases	$669.4	$921.4	$910.9

Operating lease income is included in service revenues in the consolidated statements of income (loss).

Future lease payments to be received under non-cancellable operating leases were as follows for the years ended December 31:

Year	(Millions)
2026	$93.8
2027	88.0
2028	81.3
2029	75.3
2030	66.3
Thereafter	456.1
Total lease receivables	$860.8

The underlying assets under operating leases were as follows as of December 31:

(Millions)	2024
Land	$26.7
Building and improvements	350.8
Poles	341.6
Fiber	4,325.5
Copper	3,972.8
Equipment	0.4
9,017.8
Less accumulated depreciation	(5,852.6)
Underlying assets under operating leases, net	$3,165.2

Depreciation expense for the underlying assets under operating leases was $112.9 million for the period January 1, 2025 to July 31, 2025 and $186.4 million and $182.9 million for the years ended December 31, 2024 and 2023, respectively.

Following the Merger and the corresponding change to account for the Windstream Leases as intercompany activity, the remaining owned assets under operating leases in which the Company is the lessor is not significant to the consolidated financial position of the Company as of December 31, 2025.

Periodically, the Company enters into indefeasible right of use (“IRU”) arrangements that grant exclusive access to and unrestricted use of specific dark fiber assets and for which the terms of the arrangements are for a major part of the assets’ remaining economic life. These IRU arrangements meet the criteria for sales-type lease classification. Sales revenue, cost of sales and gross profit recognized by the Company related to IRU arrangements were as follows for the years ended December 31:

(Millions)	2025	2024	2023
Sales revenue	$16.3	$7.8	$0.9
Cost of sales	8.4	2.8	0.4
Gross profit	$7.9	$5.0	$0.5

Lessee Arrangements

The Company has commitments under operating leases for network facilities including communications towers, ground, colocation, other communication equipment, dark fiber lease arrangements, buildings, vehicles, office space and office equipment. The Company has also entered into finance lease agreements for facilities and equipment for use in our operations. These leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of operating lease cost are presented within cost of services and selling, general and administrative expenses, while the components of finance lease cost are presented within depreciation and amortization and interest expense, net.

Sublease income is presented within service revenues in the consolidated statements of income (loss). Components of net lease cost were as follows as of December 31:

(Millions)	2025	2024	2023
Finance lease cost:
Amortization of ROU assets	$7.7	$4.2	$4.1
Interest on lease liabilities	3.0	1.7	1.6
Total finance lease cost	10.7	5.9	5.7
Operating lease cost	81.3	24.9	23.0
Short-term lease cost	12.5	4.2	3.5
Variable lease cost	1.4	0.6	0.9
Less sublease income	(22.5)	(17.8)	(14.6)
Net lease cost	$83.4	$17.8	$18.5

As of December 31, 2025, the Company has short term lease commitments totaling approximately $23.1 million. Amounts reported in the consolidated balance sheets for leases in which we are the lessee were as follows as of December 31:

(Millions)	2025	2024
Operating Leases
Operating lease right-of-use assets, net	$516.6	$126.8
Current portion of operating lease obligations	$122.6	$12.7
Noncurrent operating lease obligations	360.5	67.8
Total operating lease liabilities	$483.1	$80.5
Finance Leases
Property, plant and equipment, gross	$93.6	$52.8
Accumulated depreciation	(9.8)	(23.3)
Property, plant and equipment, net	$83.8	$29.5
Other current liabilities	$6.4	$2.7
Other liabilities	50.7	14.5
Total finance lease liabilities	$57.1	$17.2

Weighted Average Remaining Lease Term
Operating leases	6.1 years	13.8 years
Finance leases	10.2 years	7.5 years
Weighted Average Discount Rate
Operating leases	6.7%	10.4%
Finance leases	7.9%	10.0%

Other information related to leases was as follows as of December 31:

(Millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$73.9	$31.3	$22.3
Operating cash outflows for finance leases	$2.7	$1.7	$1.6
Financing cash outflows for finance leases	$5.8	$2.7	$2.3

Non-cash items:
New operating leases and remeasurements, net	$46.4	$19.0	$32.5
New finance leases and remeasurements, net	$8.0	$1.8	$5.7

Future lease payments under non-cancellable leases as of December 31, 2025 are as follows:

(Millions)	Operating Leases	Finance Leases
2026	$127.8	$10.5
2027	106.7	9.3
2028	81.1	8.3
2029	60.1	7.6
2030	46.0	7.0
Thereafter	139.3	38.8
Total undiscounted lease payments	$561.0	$81.5
Less imputed interest	(77.9)	(24.4)
Total lease liabilities	$483.1	$57.1

Future sublease rentals as of December 31, 2025 are as follows:

(Millions)	Sublease Rentals
2026	$16.3
2027	16.6
2028	16.4
2029	14.6
2030	11.9
Thereafter	127.6
Total	$203.4

Note 11. Revenues:

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

Consumer service revenues are generated from the provisioning of broadband and voice services to consumers. Fiber subscriber consumer revenues consist of recurring products and services for fiber consumer broadband customers, which includes some cable customers with 1 Gigabits per second (“Gbps”) service. All non-recurring revenues are included in digital subscriber line (“DSL”) subscriber and other revenues. Business service revenues are earned from providing managed communications services, integrated voice and data services, advanced data and traditional voice and long-distance services to large, mid-market and small business customers. Managed services revenues consist of recurring software solutions and network connectivity products. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software-Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”). Network connectivity products consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services. Managed services also include time-division multiplexing (“TDM”) voice and data services. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and wireless backhaul services.

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

Contract Balances

Contract assets include unbilled amounts, which result when revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Contract assets principally consist of discounts and promotional credits given to customers. The current and noncurrent portions of contract assets are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

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

Contract assets and liabilities from contracts with customers were as follows at December 31:

(Millions)	2025	2024
Contract assets (a)	$61.7	$—
Contract liabilities (b)	$173.9	$10.0

(a)Included $34.8 million in other current assets and $26.9 million in other assets as of December 31, 2025. Of the total increase in contract assets from December 31, 2024, $57.4 million of the increase was attributable to the Merger.

(b)Included $112.9 million and $2.7 million in current deferred revenue and $61.0 million and $7.3 million in noncurrent deferred revenue as of December 31, 2025 and 2024, respectively. Of the total increase in contract liabilities from December 31, 2024, $161.6 million was attributable to the Merger.

(Millions)	2025	2024	2023
Revenues recognized included in the opening contract liability balance	$4.9	$3.6	$4.1

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits, and revenue adjustments. At December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.3 billion for contracts with original expected durations of more than one year remaining. The Company expects to recognize approximately 38%, 28%, and 17% of our remaining performance obligations as revenue during 2026, 2027 and 2028, respectively, with the remaining balance thereafter.

Revenue by Category – Uniti disaggregates its revenues from contracts with customers based on the business segment and class of customer to which products and services are provided because management believes that doing so best depicts the nature, amount and timing of the Company’s revenue recognition. As further discussed in Note 15, effective August 1, 2025, we aligned the reporting structure to include the acquired Windstream businesses which resulted in combining the legacy fiber and leasing businesses into a new segment and adding additional segments for the acquired businesses. All prior periods amounts have been recast to conform to the current year presentation.

Revenues disaggregated by category were as follows:

	For the Year Ended December 31, 2025
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$195.4	$—	$—	$195.4
DSL subscriber and other	257.0	—	—	257.0
Uniti Solutions:
Managed services	—	299.0	—	299.0
TDM	—	18.7	—	18.7
Business services	165.7	—	—	165.7
Switched access	5.5	—	—	5.5
Uniti Fiber	—	—	226.5	226.5
Wholesale	136.7	—	110.4	247.1
Total service revenues accounted for under ASC 606	760.3	317.7	336.9	1,414.9
Sales revenues	34.7	0.6	11.2	46.5
Total revenues and sales accounted for under ASC 606	795.0	318.3	348.1	1,461.4
Operating lease income	43.8	0.2	625.4	669.4
Other service and sales revenues (a)	70.2	11.6	21.9	103.7
Total revenues and sales	$909.0	$330.1	$995.4	$2,234.5

	For the Year Ended December 31, 2024
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	—	220.9	220.9
Wholesale	—	—	6.5	6.5
Total service revenues accounted for under ASC 606	—	—	227.4	227.4
Sales revenues	—	—	10.3	10.3
Total revenues and sales accounted for under ASC 606	—	—	237.7	237.7
Operating lease income	—	—	921.4	921.4
Other service and sales revenues (a)	—	—	7.8	7.8
Total revenues and sales	$—	$—	$1,166.9	$1,166.9

	For the Year Ended December 31, 2023
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	—	215.2	215.2
Wholesale	—	—	6.9	6.9
Total service revenues accounted for under ASC 606	—	—	222.1	222.1
Sales revenues	—	—	15.9	15.9
Total revenues and sales accounted for under ASC 606	—	—	238.0	238.0
Operating lease income	—	—	910.9	910.9
Other service and sales revenues (a)	—	—	0.9	0.9
Total revenues and sales	$—	$—	$1,149.8	$1,149.8

(a)Other service and sales revenues primarily consist of end user surcharges, funding from the RDOF and state USF, and revenues from sales-type leases.

Deferred Contract Acquisition and Fulfillment Costs – Direct incremental costs to acquire a contract, consisting of sales commissions and direct incremental costs to fulfill a contract consisting of labor and materials consumed for activities associated with the provision, installation and activation of services, including costs to implement customized solutions, are deferred and recognized in operating expenses using a portfolio approach over the estimated life of the customer, which ranges from 36 to 48 months. Determining the amount of costs to fulfill a contract requires management judgment. In determining costs to fulfill, consideration is given to periodic time studies, management estimates, and statistics from internal information systems.

Deferred contract acquisition and fulfillment costs are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred contract acquisition and fulfillment costs are included in prepaid expenses and other assets, respectively, in the accompanying consolidated balance sheets. Amortization of deferred contract acquisition costs and amortization of deferred fulfillment costs are included in selling, general and administrative expenses and costs of services, respectively, in the accompanying consolidated statements of income.

The following table presents the deferred contract acquisition and fulfillment costs as of December 31:

(Millions)	2025	2024
Deferred contract acquisition costs:
Prepaid expenses	$9.3	$4.1
Other assets	16.6	6.8
Total deferred contract acquisition costs	$25.9	$10.9
Deferred contract fulfillment costs:
Prepaid expenses	$3.0	$—
Other assets	6.5	—
Total deferred contract fulfillment costs	$9.5	$—

There were no deferred contract fulfillment costs as of December 31, 2024. Amortization of deferred contract acquisition costs was $6.1 million, $4.7 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of deferred contract fulfillment costs was $0.7 million for the year ended December 31, 2025. There was no amortization of deferred contract fulfillment costs recorded during the years ended December 31, 2024 and 2023.

Note 12. Government Assistance:

The Company receives federal and state governmental assistance in the form of subsidies and grants for either the construction of long-lived assets used in providing broadband service or to help offset the high cost of providing service to rural markets. Federal and state governmental assistance received by the Company and accounted for as service revenues consist of the following:

RDOF Support – In 2019, the FCC announced RDOF for rural broadband deployments. Windstream was awarded $522.8 million in RDOF support over ten years ($52.3 million per year beginning in 2022) to provide rural broadband service to approximately 192,000 locations in eighteen states. Windstream committed to offering broadband service at speeds of at least 1 Gbps download and 500 Megabytes per second (“Mbps”) upload and meeting certain network latency performance requirements. Windstream expected to incur approximately $635.0 million in aggregate capital expenditures during the years 2022 through 2027 in meeting its broadband service requirements. During the period from August 1, 2025 to December 31, 2025, the Company incurred $84.3 million in capital expenditures related to RDOF. Recipients of RDOF support are required to file annual reports indicating their progress in meeting their milestone broadband service requirements and are subject to specific record retention and audit requirements. Failure to timely submit the required reporting or meet specified milestones could result in the withholding of future funding and/or recovery of previous support provided. Uniti met the 40% completion milestone on or before December 31, 2025 in a number of states but permitting delays led to a shortfall in other areas. Uniti notified the FCC and Universal Service Administrative Company on January 15, 2026, and we will cooperate with the FCC on any non‑compliance measures resulting from the delay. During the period from August 1, 2025 to December 31, 2025, the Company received $21.8 million in RDOF funding. As of December 31, 2025, accounts receivable included $4.7 million for RDOF support received in January 2026, respectively. There was no RDOF receivable outstanding as of December 31, 2024.

State USF Support – The Company receives funding from state USF programs in eight states with a substantial portion of the funding received in Texas, Pennsylvania and New Mexico. This funding is intended to subsidize, apart from federal programs, the high cost of operating telecommunications networks in certain rural areas. The Company is required to provide periodic reporting in accordance with the requirements of the individual states documenting that the funding was used to support the provisioning of service to customers, including the maintenance and operation of the network facilities. State USF funding received during the period August 1, 2025 to December 31, 2025 totaled $22.6 million. As of December 31, 2025, accounts receivable included $5.1 million for support not yet received related to the state USF programs. There was no State USF receivable outstanding as of December 31, 2024.

Grant funds received for capital expenditures to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships recognized as a reduction in the cost of the related assets consisted of the following:

Georgia State Fiscal Recovery Fund Broadband Infrastructure Program – In 2022, Windstream announced it would partner with eighteen counties across Georgia for fiber broadband expansion to deliver 1 Gbps Internet service to approximately 70,000 Georgia homes and businesses. Funding for these broadband projects will come from $170.5 million in grants awarded to the counties and funded through the federal American Rescue Plan Act of 2021 (“ARPA”). Windstream expected to invest $129.9 million of its own capital to complete the projects and Windstream was responsible for all project costs that exceeded the amounts of the grants. All expenditures covered by the grant funds must be incurred by October 31, 2026, and each county must submit expenses for reimbursement directly to the State of Georgia no later than December 31, 2026. Grant funds must be used solely for costs directly incurred to complete the broadband project identified in the approved grant application. The Company is required to submit adequate supporting documentation for each expenditure incurred monthly to the applicable county, which in turn, will submit a request for reimbursement directly to the State of Georgia. Upon reimbursement from the State of Georgia, the county will remit the funds to the Company. Construction projects related to this program are expected to be completed in 2026.

Upon completion of each project, the Company will be able to offer broadband service speeds of at least 1 Gbps download and upload to the households within each county. The county will have no ownership right or interest in any of the constructed assets, as the Company will retain full legal and/or beneficial title to the constructed assets. Each county will be responsible for preparing and submitting all reporting required in connection with its receipt of the funds, including financial reports, performance reports, and annual reports. The Company will provide each county information necessary for the county to fulfill its reporting obligations. All grant funds will be subject to recapture and repayment for non-compliance. The State of Georgia shall have the right to terminate the grant agreement and to recapture and be reimbursed for any payments made: (i) that are not allowed under applicable laws, rules and regulations; or (ii) that are otherwise inconsistent with the grant agreement, including any unapproved expenditures. The Company fully expects to meet all future construction and service requirements and therefore expects to receive and retain all grant proceeds related to this program. Prior to the Merger, Windstream received $93.7 million in aggregate grant funds under this program and total capital expenditures funded by the grant and Windstream were $140.3 million and $106.8 million, respectively. During the period August 1, 2025 to December 31, 2025, the Company received $2.2 million in grant funds and total capital expenditures funded by the grant and the Company were $8.7 million and $6.6 million, respectively. As of December 31, 2025, other current assets included $53.1 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

Georgia Capital Projects Fund (“CPF”) Program – In January 2023, Windstream was awarded grants under the CPF Program in the State of Georgia for fiber broadband expansion to deliver broadband service speeds of at least 100-Mbps download and upload to approximately 4,500 households across four counties in Georgia. Funding for these broadband projects will come from $34.9 million in grants awarded to Windstream and funded through ARPA. Windstream expected to invest approximately $2.0 million of its own capital to complete the projects. All expenditures covered by the grant funds must be incurred by December 31, 2026, and all requests for reimbursement of qualified expenditures must be made directly to the State of Georgia no later than December 31, 2026. In June 2023, Windstream was awarded an additional $8.5 million through a second round of the CPF Program in the State of Georgia. Windstream expected to invest $11.2 million of its own capital to expand broadband service to an additional 2,200 households across another three counties in Georgia. All expenditures covered by the grant funds must be incurred by October 31, 2026, and all requests for reimbursement of qualified expenditures must be made directly to the State of Georgia no later than December 31, 2026. Under the CPF Program, the State of Georgia shall have the right to terminate the grant agreements and to recapture and be reimbursed for any payments made: (i) that are not allowed under applicable laws, rules and regulations; or (ii) that are otherwise inconsistent with the grant agreement, including any unapproved expenditures.

Construction for these projects is underway with reimbursements occurring at various milestones through project completion. Prior to the Merger, no grant funds had been received under the CPF Program and total capital expenditures funded by the CPF Program were $14.5 million. As of August 1, 2025, Windstream had not expended any of its own capital for these projects. During the period August 1, 2025 to December 31, 2025, the Company did not receive any grant funds under the CPF Program and total capital expenditures funded by the CPF grant were $5.9 million. The Company did not fund any capital expenditures during the period August 1, 2025 to December 31, 2025. As of December 31, 2025, other current assets included $20.4 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

Empower Rural Iowa, Coronavirus State and Local Fiscal Recovery Funds Grant – In 2022, Windstream was awarded grants in ten counties across Iowa for fiber broadband expansion to deliver 100-Mbps Internet service to more than 2,300 Iowa households. Funding for these broadband projects will come from a total of $10.1 million in grants awarded to the counties and funded through ARPA. Windstream expected to invest $8.7 million of its own capital to complete the projects. Grant funds must be used solely for costs directly incurred to complete the broadband project identified in the approved grant application, and each county may pay through September 30, 2026. The Company is responsible for any costs that exceed the grant amount awarded by each county. The Company will be required to submit adequate supporting documentation request for reimbursement directly to the State of Iowa Broadband Office (A Division of the Department of Management) upon completion of the project. The State of Iowa will submit reimbursement directly to the Company upon final approval. Construction for seven of the ten projects has been completed. The remaining projects are scheduled for completion in 2026.

Upon completion of each project, the Company will be able to offer broadband service speeds of at least 100-Mbps download and upload to the households within each county. The county will have no ownership right or interest in any of the constructed assets, as the Company will retain full legal and/or beneficial title to the constructed assets. Each county is responsible for preparing and submitting all reporting required in connection with its receipt of the funds, including financial reports, performance reports, and annual reports. The Company will provide each county, information necessary for the county to fulfill its reporting obligations. All grant funds are subject to recapture and repayment for non-compliance. The State of Iowa shall have the right to terminate the grant agreement and to recapture and be reimbursed for any payments made: (i) that are not allowed under applicable laws, rules and regulations; or (ii) that are otherwise inconsistent with the grant agreement, including any unapproved expenditures. The Company fully expects to meet all future construction and service requirements and therefore expects to receive and retain all grant proceeds related to this program. Prior to the Merger, Windstream received $5.0 million in aggregate grant funds under this program and total capital expenditures funded by the grant and Windstream were $10.1 million and $8.7 million, respectively. During the period August 1, 2025 to December 31, 2025, the Company received $0.4 million in grant funds. No capital expenditures were funded by the grant or the Company during the period August 1, 2025 to December 31, 2025. As of December 31, 2025, other current assets included $4.5 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

National Telecommunications and Information Administration (“NTIA”) Broadband Infrastructure Program Grant in Sabine County, Texas (the “County”) – In 2022, Windstream was awarded a grant to support fiber broadband expansion to deliver Internet service with speeds of 25-Mbps download and 3-Mbps upload or greater to approximately 5,400 households. Funding for this broadband project comes from a $12.7 million grant awarded to the County by NTIA. Windstream expected to invest $4.7 million of its own capital to complete the project and agreed to maintain a $4.0 million performance bond until project completion. Grant funds must be used solely for costs directly incurred to complete the broadband project identified in the approved grant application. The Company is responsible for any costs over the grant amount. The Company is required to submit adequate supporting documentation for each expenditure incurred monthly to the County, which in turn, will submit a request for reimbursement directly to NTIA. Upon reimbursement from NTIA, the County will remit the funds to the Company. Construction projects related to this program began in late 2023, with certain projects temporarily on hold pending a permit from the U.S. National Forestry Service. The Company received extensions and expects to complete construction in 2026. Prior to the Merger, Windstream had not received any grant funds under this program and total capital expenditures funded by the grant and the Company were $8.0 million and $4.6 million, respectively. During the period August 1, 2025 to December 31, 2025, the Company had not received any grant funds and total capital expenditures funded by the grant and the Company were $1.3 million and $0.7 million, respectively. As of December 31, 2025, other current assets included $9.3 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

Commonwealth of Pennsylvania’s Broadband Infrastructure Program – In May 2024, Windstream was awarded a grant for $11.9 million to expand its fiber optic network allowing for the delivery of 1 Gbps Internet service to 2,400 locations in three counties in the Commonwealth of Pennsylvania. Windstream expected to contribute approximately $11.3 million in matching funds amounting to an overall project cost of $23.2 million. Construction is required to be completed by December 31, 2026. Reimbursements are milestone based through the completion of the projects and funding must be used solely for costs directly incurred to complete the broadband projects. The Company is responsible for any costs over the grant amount. Prior to the Merger, Windstream had not received any grant funds under this program and total capital expenditures funded by the grant were $4.2 million. Windstream had not funded any capital expenditures prior to the Merger. During the period August 1, 2025 to December 31, 2025, the Company received $0.1 million in grant funds and total capital expenditures funded by the grant were $1.8 million. The Company did not fund any capital expenditures during the period August 1, 2025 to December 31, 2025. As of December 31, 2025, other current assets included $5.9 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

North Carolina Completing Access to Broadband Program – In June 2024, Windstream was awarded a grant for $6.6 million to expand its fiber optic network in three counties by the end of 2026 allowing for the delivery of 1 Gbps Internet service to 2,300 locations. In 2025, Windstream was awarded an additional $21.1 million to further expand its fiber optic network in the same three counties and an additional seven counties providing 1 Gbps Internet service to an additional 7,000 locations. Funding for these grants come from ARPA funds allocated to both the state and the counties. The Company expects to contribute approximately $9.4 million in matching funds amounting to an overall project cost of $37.2 million. Construction is required to be completed by October 31, 2026 and December 31, 2026 for the grants awarded in 2024 and 2025, respectively. Reimbursements will occur at predetermined milestones through the completion of the projects. The Company is responsible for any costs over the grant amount. Prior to the Merger, Windstream had not received any grant funds under this program and total capital expenditures funded by the grant and Windstream were $1.4 million and $0.5 million, respectively. During the period August 1, 2025 to December 31, 2025, the Company did not receive any grant funds and total capital expenditures funded by the grant and the Company were $2.0 million and $0.8 million, respectively. As of December 31, 2025, other current assets included $3.4 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

Alachua County, Florida – In 2025, the Company was awarded $12.6 million to expand its fiber optic network by the end of 2026 allowing for the delivery of 1 Gbps Internet service to approximately 4,900 locations. The Company expects to contribute approximately $10.4 million in matching funds amounting to an overall project cost of $23.0 million. Construction is required to be completed by May 2027. Reimbursements will occur at predetermined milestones through the completion of the projects. The Company is responsible for any costs over the grant amount. Prior to the Merger, Windstream had not received any grant funds under this program or incurred any capital expenditures funded by the grant or Windstream. During the period August 1, 2025 to December 31, 2025, the Company did not receive any grant funds and total capital expenditures funded by the grant and the Company were $1.9 million and $1.6 million, respectively. As of December 31, 2025, other current assets included $1.9 million for funding not yet received. There was no funding due to the Company as of December 31, 2024.

Nebraska USF – Subsequent to August 1, 2025, the Company received $7.3 million in funding under a state USF funding program in Nebraska, which was payable to Windstream as of December 31, 2024, as a result of Windstream having completed certain required construction projects as of that date.
Note 13. Employee Benefit Plans:
In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased.

As previously discussed in Note 4, the net pension benefit obligation as of August 1, 2025 was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.75% and a discount rate of 5.64%. Factoring in these actuarial assumptions, the net pension benefit obligation was estimated to be $103.6 million as of August 1, 2025, consisting of projected benefit obligations of $545.2 million reduced by the fair value of plan assets of $441.6 million.

The components of pension income were as follows:

(Millions)	August 1- December 31, 2025
Benefits earned during the period (a)	$1.0
Interest cost on benefit obligation (b)	12.1
Net actuarial gain (b)	(9.1)
Expected return on plan assets (b)	(13.5)
Net periodic pension income	$(9.5)

(a)Included in cost of services and selling, general and administrative expense.

(b)Included in other income, net.

A summary of plan assets, projected benefit obligation and funded status of the pension plan was as follows as of December 31:

(Millions)	2025
Fair value of plan assets as of August 1, 2025	$441.6
Actual return on plan assets	28.3
Employer contributions (a)	4.5
Benefits paid	(19.3)
Fair value of plan assets as of December 31, 2025	$455.1
Projected benefit obligation as of August 1, 2025	$545.2
Interest cost on projected benefit obligations	12.1
Service cost	1.0
Actuarial loss	5.6
Benefits paid	(19.3)
Projected benefit obligation as of December 31, 2025	$544.6
Plan assets less than projected benefit obligation recorded in the balance sheet:
Current liabilities	$—
Noncurrent liabilities	(89.5)
Funded status recognized in the consolidated balance sheet	$(89.5)

(a)The remaining minimum required employer contributions to the pension plan for the 2025 plan year totaled $7.4 million, of which $4.5 million was contributed in January 2026 and the remaining $2.9 million will be contributed in September 2026, using cash.

The accumulated benefit obligation of the pension plan was $537.1 million as of December 31, 2025.

Assumptions – Actuarial assumptions used to calculate pension income for the period August 1, 2025 to December 31, 2025 were as follows:

Discount rate	5.60%
Expected return on plan assets	7.75%
Rate of compensation increase	3.30%

Actuarial assumptions used to calculate the projected benefit obligations as of December 31, 2025 were as follows:

Discount rate	5.47%
Expected return on plan assets	7.75%
Rate of compensation increase:
2026	4.00%
Thereafter	3.00%

In developing the expected long-term rate of return assumption, management considered the plan’s historical rate of return, as well as input from the Company’s investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 51% to equities, 37% to fixed income securities, and 12% to alternative investments, with an aggregate expected long-term rate of return of approximately 7.75%.

Plan Assets – Pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation by asset category was as follows for the year ended December 31, 2025:

Asset Category	Target Allocation	Percentage of Plan Assets
Equity securities	43.5% - 58.1%	51.1%
Fixed income securities	18.0% - 52.6%	34.6%
Alternative investments	5.2% - 19.8%	12.6%
Money market and other short-term interest bearing securities	0.0% - 5.0%	1.7%
		100.0%

The Company utilizes a third party to assist in evaluating the allocation of the total assets in the pension plan, taking into consideration the benefit obligations and funded status of the pension plan. Assets are managed utilizing a liability driven investment approach, meaning that assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long-time horizon for paying out benefits and the Company’s current financial condition, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the pension plan are manageable given that lump sum payments are not available to most participants.

Equity securities include stocks of both large and small capitalization domestic and international companies. Equity securities are expected to provide both diversification and long-term real asset growth. Domestic equities may include modest holdings of non-U.S. equities, purchased by domestic equity managers as long as they are traded in the U.S. and denominated in U.S. dollars and both active and passive (index) investment strategies. International equities provide a broad exposure to return opportunities and investment characteristics associated with the world equity markets outside the U.S. The pension plan’s equity holdings are diversified by investment style, market capitalization, market or region, and economic sector.

Fixed income securities include securities issued by the U.S. Government and other governmental agencies, debt securities issued by domestic and international entities, and derivative instruments comprised of swaps, futures, forwards, and options. These securities are expected to provide diversification benefits and are expected to reduce asset volatility and pension funding volatility, and a stable source of income.

Alternative investments may include hedge funds, commodities, both private and public real estate, and private equity investments. In addition to attractive diversification benefits, the alternative investments are expected to provide both income and capital appreciation.

Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary investment objective.

The fair values of pension plan assets were determined using the following inputs as of December 31, 2025:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$28.3	$—	$28.3	$—
Collective and other trust funds (b)	220.3	—	220.3	—
Government and agency securities (c)	91.9	—	91.9	—
Other investments (d)	3.4	3.4	—	—
Investments included in fair value hierarchy	343.9	$3.4	$340.5	$—
Other investments measured at NAV:
Pooled funds (e)	33.7
Private equity funds (f)	54.2
Total investments	431.8
Cash	21.0
Dividends and interest receivable	4.9
Derivatives and other liabilities	(2.6)
Total plan assets	$455.1

(a)The money market fund is valued based on the fair value of the underlying assets held as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits, and commercial paper valued at amortized cost. The carrying amount of interest bearing cash is estimated to approximate fair value due to the short-term nature of this investment.

(b)Units in collective and other trust funds are valued by reference to the funds’ underlying assets and are based on the net asset value as reported by the fund manager on the last business day of the year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(c)Government and agency securities and corporate bonds are valued using pricing models maximizing the use of observable inputs for similar securities. Corporate bonds include values based on yields currently available on comparable securities of issuers with similar credit ratings.

(d)Other investments consist of derivative financial instruments and investments in foreign currency. Derivative financial instruments are valued based on models that reflect the contractual terms of the instruments. Inputs include observable market information, such as swap curves, benchmark yields, rating updates, and interdealer broker quotes at the end of the year. Investments in foreign currency are valued at their quoted market price on the last day of the year.

(e)The pooled funds are valued based on the net asset value of the fund as a practical expedient as determined by the fund manager on the last business day of the year and is derived from the fair value of each underlying investment held by the pooled fund. These investments have not been classified within the fair value hierarchy.

(f)Private equity funds consist of investments in limited partnerships and are valued based on the pension plan's capital account balance at year end, resulting in valuation at net asset value as a practical expedient, as reported in the audited financial statements of the partnership. These investments have not been classified within the fair value hierarchy.

There were no transfers within the fair value hierarchy during the period August 1, 2025 to December 31, 2025.

There have been no significant changes in the methodology used to value investments during the period August 1, 2025 to December 31, 2025. The valuation methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the valuation methods are consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Expected Future Employer Contributions and Benefit Payments – Expected future employer contributions and benefit payments are as follows as of December 31, 2025:

(Millions)
Expected employer contributions in 2026	$20.6
Expected benefit payments:
2026	$48.8
2027	47.8
2028	47.2
2029	46.6
2030	45.7
2031-2035	213.4

During 2026, the expected employer contributions of $20.6 million will be made using cash, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. The total amount of the 2026 employer contributions, and amount and timing of future contributions including any voluntary contributions, to the pension plan are dependent upon a myriad of factors, including future investment performance, changes in future discount rates, and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $11.0 million, $2.2 million and $2.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively. Expense related to the employee savings plans is included in cost of services and selling, general and administrative expenses in the consolidated statements of income.

Note 14. Stock-Based Compensation:

As previously discussed in Note 1 in connection with the Merger, each outstanding share of Old Uniti common stock was converted into the right to receive 0.6029 shares of Common Stock pursuant to the exchange ratio set forth in the Merger Agreement. Historical share and per share data of Old Uniti has been retrospectively adjusted to reflect the exchange ratio for all periods presented.

Prior to the merger, Old Uniti's Board of Directors adopted the Uniti Group Inc. 2015 Equity Incentive Plan (the “2015 Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2015 Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

In connection with the Merger, the Company’s Board of Directors adopted the Uniti Group Inc. 2025 Equity Incentive Plan (the “2025 Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the 2025 Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

Restricted Awards

We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2025, the total shares available for future issuance were 5,737,993 shares under the 2025 Equity Plan. The following table sets forth the number of granted restricted stock awards, the weighted-average fair value and total fair value of these awards at the date of grant:

(Number of shares in thousands)	Restricted Awards	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value (in millions)
Granted during the year ended December 31, 2025	2,137.6	$8.39	$17.9
Granted during the year ended December 31, 2024	3,385.2	$7.17	$24.3
Granted during the year ended December 31, 2023	907.9	$9.59	$8.7

The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

(Thousands, except fair value)	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)
Unvested balance December 31, 2024	4,005.3	$7.78
Granted	2,137.6	$8.39
Forfeited	(61.1)	$6.42
Vested	(839.7)	$9.27
Unvested balance, December 31, 2025	5,242.1	$7.56	$36,747

(1)The aggregate intrinsic value is calculated using the market value of our common stock as of December 31, 2025. The market value as of December 31, 2025 was $7.01 per share, which was the closing price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2025, the final trading day of 2025.

The total fair value of shares vested for the years ended December 31, 2025, 2024 and 2023 was $7.8 million, $5.2 million and $3.8 million, respectively.

As of December 31, 2025, total unrecognized compensation expense on restricted awards was approximately $23.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.

Performance Awards

The Company grants long-term incentives to members of management in the form of performance-based restricted stock units (“PSUs”) under the 2015 Equity plan and 2025 Equity Plan. The number of PSUs earned is based on the Company’s achievement of specified performance goals over a specified performance period, and may range from 0% to 200% of the target shares. The PSUs have a service condition that will expire at the end of the three-year performance period provided that the holder continues to be employed by the Company at the end of the performance period. Holders of PSUs are entitled to dividend equivalents, which will be accrued and paid in cash upon the vesting of a PSU. Dividend equivalents are forfeited to the extent that the underlying PSU is forfeited.

The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of our peer group, as established by the Company’s Compensation Committee, which includes publicly traded REIT's and telecommunication companies. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. The following table sets forth the number of granted PSUs, the fair value per share and total fair value of these awards at the date of grant:

(Number of shares in thousands)	Performance Awards	Grant Date Fair Value Per Share	Total Grant Date Fair Value (in millions)
Granted on September 10, 2025	624.9	$10.02	$6.3
Granted on February 20, 2025	554.1	$12.72	$7.0
Granted on February 21, 2024	324.3	$13.93	$4.5
Granted on February 27, 2023	271.1	$13.63	$3.7

The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

(Thousands, except fair value)	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)
Unvested balance December 31, 2024	851.6	$16.84
Granted	1,179.1	$11.29
Forfeited	(45.6)	$13.80
Vested	(139.9)	$23.92
Unvested balance, December 31, 2025	1,845.2	$12.12	$12,935

(1)The aggregate intrinsic value is calculated using the market value of our common stock as of December 31, 2025. The market value as of December 31, 2025 was $7.01 per share, which was the closing price of our common stock reported for transactions effected on the Nasdaq Global Select Market on December 31, 2025, the final trading day of 2025.

As of December 31, 2025, total unrecognized compensation expense related to PSUs was approximately $13.5 million, and the weighted-average vesting period was 1.9 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31:

	2025	2024	2023
Expected term (years)	3.0	3.0	3.0
Expected volatility	57.6%	60.6%	56.8%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	3.8%	4.4%	4.4%

Employee Stock Purchase Plan

Prior to the merger, Old Uniti's Board of Directors adopted the 2018 Uniti Group Inc. Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP authorized the issuance of up to 1,205,800 shares of our common stock to any employee so long as the employee was employed on the first day of the applicable offering period. Under the 2018 ESPP, there were two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning July 1 and ending on December 31. Under the 2018 ESPP, the total number of common shares issued were 71,847, 130,337 and 104,085 shares during the years ended December 31, 2025, 2024 and 2023, respectively. No additional shares will be issued under the 2018 ESPP.

Following the Merger, the Company’s Board of Directors adopted the 2025 Uniti Group Inc. Employee Stock Purchase Plan (the “2025 ESPP”). The 2025 ESPP authorizes us to issue up to 1,000,000 shares of our common stock to any employee so long as the employee is employed on the first day of the applicable offering period. Under the 2025 ESPP, there are two six-month plan periods during each calendar year, one beginning October 1 ending March 31, and one beginning April 1 ending September 30. As of December 31, 2025, no shares had been issued under the 2025 ESPP, and accordingly, there were 1,000,000 shares available for future issuance under the 2025 ESPP.

Under the terms of the 2018 ESPP and 2025 ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price.

The following table summarizes the assumptions used to value the purchase rights granted under the 2018 ESPP during the years ended December 31:

	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	50.0%	59.0%	58.0%
Expected annual dividend	—%	18.7%	12.2%
Risk free rate	3.8%	5.3%	5.4%

For the years ended December 31, 2025, 2024 and 2023, we recognized $23.5 million, $13.5 million and $12.5 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the 2018 ESPP, which was recorded in selling, general and administrative expense in our consolidated statements of income (loss).

Note 15. Segments:

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

For financial reporting purposes, our operating and reportable segments consist of:

Kinetic – We manage as one business our residential, business and wholesale operations in our ILEC markets due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customers’ needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

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

Uniti Solutions – We manage as one business our mid-market and large business customers located within our CLEC markets and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include SASE, UCaaS, OfficeSuite UC®, SD-WAN and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including TDM voice and data services and certain surcharges assessed to customers. Uniti Solutions’ sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

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

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources, and other corporate management activities are not monitored by or reported to the CODM by segment. We also do not assign to the segments depreciation and amortization expense, goodwill impairment, gain on sale of operating assets, gain on settlement of preexisting relationships in connection with the Merger or transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense, net and loss on extinguishment of debt have been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Capital expenditures for network enhancements and information technology-related projects benefiting the Company as a whole are not assigned to the segments and are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers, operations and assets are located in the U.S. Following the Merger, we do not have any single customer that provides more than 10% of our total consolidated revenues and sales.

The following table summarizes our segment results for the years ended December 31:

(Millions)	2025	2024	2023
Kinetic:
Service revenues from external customers	$874.3	$—	$—
Sales revenues from external customers	34.7	—	—
Total revenues and sales from external customers	909.0	—	—
Intersegment revenues (a)	19.4	—	—
Total revenues and sales	928.4	—	—
Compensation expenses	(160.4)	—	—
Non-compensation managed expenses (b)	(104.9)	—	—
Revenue-driven costs (c)	(84.2)	—	—
Network access and facilities	(84.1)	—	—
Allocated network operations expenses	(20.4)	—	—
Customer access (d)	(9.7)	—	—
Intersegment costs and expenses (e)	(57.1)	—	—
Contribution margin	$407.6	$—	$—
Uniti Solutions:
Service revenues from external customers	$329.5	$—	$—
Sales revenues from external customers	0.6	—	—
Total revenues and sales from external customers	330.1	—	—
Intersegment revenues (f)	2.2	—	—
Total revenues and sales	332.3	—	—
Compensation expenses	(25.0)	—	—
Non-compensation managed expenses (g)	(2.4)	—	—
Revenue-driven costs (h)	(49.5)	—	—
Customer access (d)	(71.8)	—	—
Intersegment costs and expenses (e)	(19.5)	—	—
Contribution margin	$164.1	$—	$—
Fiber Infrastructure:
Service revenues from external customers	$967.9	$1,148.8	$1,133.0
Sales revenues from external customers	27.5	18.1	16.8
Total revenues and sales from external customers	995.4	1,166.9	1,149.8
Intersegment revenues (i)	58.5	—	—
Total revenues and sales	1,053.9	1,166.9	1,149.8
Network access and facilities expenses	(156.2)	(91.4)	(93.5)
Compensation expenses	(63.9)	(45.7)	(43.7)
Non-compensation managed expenses (j)	(16.1)	(12.7)	(16.8)
Revenue-driven costs (k)	(33.0)	(17.8)	(16.4)
Allocated network operations expenses	(4.4)	—	—
Customer access (d)	(4.7)	—	—
Intersegment costs and expenses (e)	(3.5)	—	—
Contribution margin	$772.1	$999.3	$979.4
Total segment revenues and sales from external customers	$2,234.5	$1,166.9	$1,149.8
Total intersegment revenues	80.1	—	—
Total segment revenues and sales	2,314.6	1,166.9	1,149.8
Total segment expenses	(890.7)	(167.6)	(170.4)
Total intersegment costs and expenses	(80.1)	—	—
Total segment contribution margin	$1,343.8	$999.3	$979.4

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

(j)Includes advertising, contract services and fees, and employee-related travel costs.

(k)Includes federal and state USF fees, provision for credit losses, early termination fees, and cost of fiber sales.

Capital expenditures by segment were as follows for the years ended December 31:

(Millions)	2025	2024	2023
Kinetic	$386.0	$—	$—
Uniti Solutions	13.0	—	—
Fiber Infrastructure	357.3	354.7	417.0
Total segment capital expenditures	756.3	354.7	417.0
Corporate/Shared (a)	31.5	0.1	—
Total	$787.8	$354.8	$417.0

(a)Represents capital expenditures not directly assigned to the segments and primarily consists of capital outlays for network enhancements and information technology-related projects benefiting Uniti as a whole.

The following table reconciles total segment revenues and sales to total consolidated revenues and sales for the years ended December 31:

(Millions)	2025	2024	2023
Total segment revenues and sales	$2,314.6	$1,166.9	$1,149.8
Intersegment revenues	(80.1)	—	—
Total consolidated revenues and sales	$2,234.5	$1,166.9	$1,149.8

The following table reconciles total segment contribution margin to consolidated net income (loss) for the years ended December 31:

(Millions)	2025	2024	2023
Total segment contribution margin	$1,343.8	$999.3	$979.4
Depreciation and amortization	(666.6)	(314.9)	(310.5)
Goodwill impairment	—	—	(204.0)
Gain on sale of operating assets	—	19.0	—
Transaction related and other costs	(211.8)	(38.7)	(12.6)
Corporate/shared operating expenses	(177.8)	(59.2)	(53.7)
Amortization of non-cash rights-of-use assets	(2.1)	(3.4)	(3.0)
Severance costs	—	(1.6)	—
Insurance recovery	—	—	0.5
Stock-based compensation	(23.5)	(13.5)	(12.5)
Other income (expense), net	8.1	0.3	(18.4)
Loss on extinguishment of debt	(183.0)	—	(31.2)
Gain on settlement of preexisting relationships	1,683.9	—	—
Interest expense, net	(602.8)	(511.4)	(481.2)
Income tax benefit	136.5	17.5	68.5
Adjustments for equity in earnings from unconsolidated entities	—	—	(3.0)
Net income (loss)	$1,304.7	$93.4	$(81.7)

Note 16. Income Taxes:

Following the Merger, the Company is subject to U.S. federal and state income taxes as a corporation. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

As previously discussed in Note 3, the Company adopted the required expanded presentation and disclosure requirements of ASU 2023-09 for the 2025 annual reporting period on a prospective basis. Information for income taxes paid, net of refunded amounts for the year ended December 31, 2025 is presented in Note 20.

The U.S. and non-U.S. components of income before income tax expense for the year ended December 31, 2025 were as follows:

(Millions)
U.S.	$1,168.2
Non-U.S.	—
Total	$1,168.2

Income tax benefit as reported in the accompanying consolidated statements of income (loss) was comprised of the following for the years ended December 31:

(Millions)	2025	2024	2023
Current:
Federal	$2.9	$0.3	$0.8
State	(9.9)	(1.7)	(0.8)
Total current expense	(7.0)	(1.4)	—

Deferred:
Federal	113.6	14.8	53.2
State	29.9	4.1	15.3
Total deferred benefit	143.5	18.9	68.5
Total income tax benefit	$136.5	$17.5	$68.5

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate for the year ended December 31, 2025 was as follows:

(Millions)	Amount	Percent
Income before income taxes	$1,168.2
Income tax expense at U.S. statutory federal rate	$(245.3)	(21.0)%
United States:
State and local income taxes, net of federal effect (a)	20.0	1.7
Nontaxable or nondeductible items:
Settlement of pre-existing relationships	353.6	30.3
Other	(11.4)	(1.0)
Other adjustments:
Deferred tax impact of REIT liquidation	562.9	48.1
Other	(3.9)	(0.3)
Changes in valuation allowance	(542.4)	(46.4)
Foreign tax effects	—	—
Changes in unrecognized tax benefits	3.0	0.3
Total income tax benefit	$136.5	11.7%

(a)State taxes in Alabama, California, Georgia, Pennsylvania, and local municipalities comprise greater than 50% of the tax effect in this category.

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate was as follows for the years ended December 31:

(Millions)	2024	2023
Income (loss) before income taxes	$75.9	$(150.2)
Income tax (expense) benefit at U.S. statutory federal rate	$(16.0)	$31.6
Increases (decreases) resulting from:
State taxes, net of federal benefit	1.7	11.2
Benefit of REIT status	31.9	24.8
Return to accrual	0.1	1.3
Permanent differences	(0.2)	(0.4)
Income tax benefit	$17.5	$68.5

The effective tax rate on income from continuing operations for the years ended December 31, 2024 and 2023 differs from tax at the statutory rate primarily due to our former status as a REIT.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The Company holds all of its assets and conducts all of its activities through an entity that is taxed as a partnership for U.S. income tax purposes, New Uniti Holdco, LP (“NUH”), which is wholly owned by the Company. In addition, the corporate subsidiary through which we operate Uniti Fiber, Uniti Fiber Holdings remains a separately taxable entity owned by NUH and is subject to U.S. federal, state and local corporate income taxes. The Company has elected to look through the partnership for purposes of determining deferred income tax assets and liabilities and as a result has not provided for deferred taxes on the portion of the basis difference in its investment in NUH that relates to nondeductible goodwill resulting from the Merger as well as outside basis differences in certain corporate subsidiaries.

The Company has a book-tax basis difference in its investment in NUH. As of December 31, 2025, the outside book-tax basis difference, excluding the nondeductible goodwill resulting from the Merger as well as outside basis differences in certain corporate subsidiaries, is $447.0 million of tax basis in excess of carrying value, which is equal to the aggregate of the book-tax basis differences of the assets and liabilities inside NUH. The below table reflects the significant components of the inside basis differences in the assets and liabilities of NUH and all other deferred tax balances not included within NUH:

(Millions)	December 31, 2025	December 31, 2024
Deferred income tax assets:
Deferred revenue	$53.4	$35.9
Stock-based compensation	5.2	0.8
Asset retirement obligation	—	1.7
Excess business interest expense	251.5	35.1
Lease asset liability	96.7	12.0
Settlement obligation	—	0.5
Debt discount and interest expense	32.2	0.1
Other intangible amortization	15.4	20.9
Postretirement and other employee benefits	21.8	—
Property, plant and equipment	127.8	—
Other	62.4	3.9
Net operating loss carryforwards	326.4	169.5
Deferred income tax assets, gross	992.8	280.4
Valuation allowance	(638.3)	—
Deferred income tax assets	$354.5	$280.4

Deferred income tax liabilities:
Property, plant and equipment	$—	$(100.3)
Goodwill and other intangible assets	(266.5)	(34.6)
Right of use asset	(100.4)	(13.5)
Other	(5.3)	(4.0)
Deferred income tax liabilities	$(372.2)	$(152.4)

Deferred income tax (liability) asset, net	$(17.7)	$128.0

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets.

The Company has evaluated the positive and negative evidence, including reversal of existing temporary differences and projected future income. The Company believes that it is more likely than not that the benefit from its deferred income tax assets in excess of the reversal of existing deferred income tax liabilities will not be realized. In addition, certain tax planning strategies which were considered in the Company’s evaluation of the need for a valuation allowance in previous years are no longer available post-Merger. Therefore, as of December 31, 2025, the Company recorded a total valuation allowance of approximately $638.3 million to reduce our deferred income tax assets to amounts expected to be realized.

In connection with the Merger, the Company recorded an opening net deferred income tax liability through purchase price accounting (see Note 4) of $290.2 million related to the difference between carrying values and tax bases of the assets and liabilities of Windstream that were acquired, as well as tax attribute carryforwards. Additionally, the Company has recorded net deferred income tax assets, net of valuation allowance, through income tax expense of $283.4 million related to the historical Uniti leasing operations that formerly benefited from status as a REIT, and through other comprehensive income of $0.6 million. Finally, due to the effects of the Merger, the Company re-evaluated the realizability of the deferred income tax assets of Uniti Fiber Holdings and recorded valuation allowance against the deferred income tax assets, resulting in a net deferred income tax liability of $11.5 million. These components result in the net deferred income tax liability of $17.7 million in the table above.

On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act (the “Act”), was signed into law in the U.S. and contains a broad range of tax reform provisions affecting businesses. We evaluated the Act during the year ended December 31, 2025. The change in law, specifically to IRC Sec. 163(j), will reduce the amount of interest expense that is disallowed annually and is factored into the Company’s assessment of the realizability of its deferred income tax assets, including disallowed interest expense carryforward. We expect the Act will change the timing of our cash tax payments in future periods.

The Company and its subsidiaries have federal net operating loss (“NOL”) carryforwards as of December 31, 2025 of approximately $179.7 million, which will expire between 2030 and 2037, and approximately $1,134.2 million, which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act. As of December 31, 2025, tax effected state NOL carryforwards were approximately $45.9 million and expire annually in varying amounts from 2026 through 2045.

As of December 31, 2025, the Company and its subsidiaries have federal IRC Sec. 163(j) interest expense carryforwards of approximately $1,053.1 million which can be carried forward indefinitely and utilized in future years. The Company also has tax effected state interest expense carryforwards of $30.3 million in states that conform to the limitations of IRC Sec. 163(j).

As a result of the Merger, Uniti Fiber Holdings experienced a change of ownership as defined by the Internal Revenue Code Section 382, which results in an annual limitation on the future utilization of certain tax attributes. The Merger did not result in a change of ownership for Windstream as defined by Internal Revenue Code Section 382. Certain Windstream tax attributes acquired in the Merger remain subject to historical limitations on usage from previous transactions.

With the few exceptions due to NOL carryforward availability, our 2022 returns forward remain open to examination. Certain entities and tax periods with NOLs available to carry forward will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Millions)	2025	2024
Balance as of January 1	$1.7	$1.7
Reversal of unrecognized tax benefits due to expiration of statute	(1.7)	—
Balance as of December 31	$—	$1.7

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded $1.3 million reversal of interest expense and penalties due to the expiration of statute for the period ending December 31, 2025. There were no amounts accrued for interest and penalties related to unrecognized tax benefits as of December 31, 2025.

Note 17. Earnings (Loss) Per Share:

As previously discussed in Note 1 in connection with the Merger, historical earnings (loss) per share data, including the weighted average number of common shares outstanding, have been retrospectively adjusted to reflect the exchange ratio for all periods presented.

Basic earnings (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. The Warrants issued in connection with the Merger are considered participating securities and are convertible into shares of our common stock for nominal additional consideration. Accordingly, the Warrants are included in the denominator for both basic and diluted earnings (loss) per share. Dilutive earnings (loss) per share also includes the dilutive effect of the Preferred Stock issued in the Merger, the 2027 convertible notes and exchangeable notes, restricted stock and performance-based awards outstanding during the period, if their effect is not anti-dilutive.

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method. We also have outstanding performance-based restricted stock units (“PSUs”) that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. For the year ended December 31, 2025, 1.2 million non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met, and 1.1 million non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2024, approximately 0.9 million PSUs were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2023, approximately 0.6 million PSUs were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

The dilutive effect of the Preferred Stock was calculated by using the “if-converted” method, which assumes an add-back of dividends to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the exchangeable notes that matured and were repaid on June 15, 2024 and the 2027 convertible notes was calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. The following sets forth the computation of basic and diluted earnings (loss) per share under the two-class method for the years ended December 31:

(Millions, except per share data)	2025	2024	2023
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to shareholders	$1,304.7	$93.4	$(81.7)
Less: Income allocated to participating securities	(30.6)	(2.1)	(1.2)
Less: Dividends declared on Preferred Stock	(25.4)	—	—
Net income (loss) attributable to common shares	$1,248.7	$91.3	$(82.9)
Denominator:
Weighted average common shares outstanding	181.6	143.1	142.5
Weighted average Warrants outstanding	7.4	—	—
Total basic weighted average common shares outstanding	189.0	143.1	142.5
Basic earnings (loss) per common share	$6.61	$0.64	$(0.58)

(Millions, except per share data)	2025	2024	2023
Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common shares	$1,248.7	$91.3	$(82.9)
Add: Dividends declared on Preferred Stock	25.4	—	—
Add: Impact on if-converted dilutive securities	24.4	—	—
Net income (loss) attributable to common shares	$1,298.5	$91.3	$(82.9)
Denominator:
Basic weighted average common shares outstanding	189.0	143.1	142.5
Add: Effect of dilutive non-participating securities	52.2	—	—
Add: Impact on if-converted dilutive securities	25.3	—	—
Total diluted weighted average common shares outstanding	266.5	143.1	142.5
Dilutive earnings (loss) per common share	$4.87	$0.64	$(0.58)

For the year ended December 31, 2024, 29.0 million potential common shares related to the 2027 convertible notes were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2023, 32.4 million potential common shares related to the 2027 convertible notes and the exchangeable notes were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

Note 18. Accumulated Other Comprehensive Loss:

Prior to 2023, Old Uniti had entered into fixed-for-floating interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured term loan facility. As result of the repayment of the senior secured term loan facility, Old Uniti had also entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps, which matured in October 2022. As a result, Old Uniti discontinued hedge accounting as the hedge accounting requirements were no longer met. As of the date of de-designation, amounts in accumulated other comprehensive income (loss) were reclassified to interest expense as the original hedged transactions impacted earnings. As of December 31, 2023, there we no amounts remaining in accumulated other comprehensive income (loss) attributable to Old Uniti's fixed-for-floating or receive-fixed interest rate swaps.

Changes in accumulated other comprehensive loss by component were as follows for the years ended December 31:

(Millions)	2025	2024	2023
Cash flow hedges:
Balance as of beginning of period	$(0.6)	$—	$(30.4)
Change in fair value of interest rate cap, net of tax	(0.1)	(0.6)	—
Change in fair value of interest rate swaps, net of tax	(0.2)	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1.0)	—	30.4
Balance as of end of period	(1.9)	(0.6)	—
Interest rate swap termination:
Balance as of beginning of period	—	—	30.4
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	(30.4)
Balance as of end of period	—	—	—
Accumulated other comprehensive loss as of end of period	$(1.9)	$(0.6)	$—

Note 19. Commitments and Contingencies:

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

Finally, Old Uniti and Windstream had entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Old Uniti provided up to $125.0 million (limited to $25.0 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans accrued at 8.0% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement was the sole property of Windstream; however, Old Uniti received a first-lien security interest in the equipment purchased with the loans. No such loans were made as of the date of the Merger. Following the Merger, all such pre-existing relationships between Old Uniti and Windstream and the related transactions and balances became intercompany transactions under the Company.

Note 20. Supplemental Cash Flow Information:

Supplemental cash flow information was as follows for the years ended December 31:

(Millions)	2025	2024	2023
Interest paid, net of interest capitalized	$660.7	$478.0	$441.5
Income taxes paid, net of refunded (a)	$5.1	$2.6	$1.3
Change in accounts payable and other current liabilities for purchases of property and equipment	$(26.0)	$(1.4)	$(0.3)
Tenant capital improvements	$287.0	$263.1	$167.8
Sale of unconsolidated entity	$—	$—	$40.0

(a)For 2025, total income taxes paid, net of refunded amounts consisted of $1.7 million applicable to state jurisdictions and $3.4 million to local jurisdictions.

The noncash components of the total merger consideration are disclosed in Note 4.

Note 21. Supplementary Unrestricted Subsidiary Information (Unaudited):

During 2024, we formed the Uniti Fiber ABS Parent LLC (“ABS Parent”) and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s senior notes. See Note 7.

Below are the unaudited consolidated balance sheets as of December 31, 2025 and 2024, and the unaudited consolidated statements of income (loss) for the year ended December 31, 2025 and 2024 respectively, of such unrestricted subsidiaries:

	As of December 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$5.4	$48.1	$—	$53.5
Restricted cash	75.2	5.4	—	80.6
Accounts receivable, net	18.0	394.6	(53.6)	359.0
Inventories	—	44.0	—	44.0
Prepaid expenses	—	137.6	—	137.6
Other current assets	—	156.3	—	156.3
Total current assets	98.6	786.0	(53.6)	831.0
Goodwill	—	1,158.3	—	1,158.3
Intangible assets, net	—	1,293.3	—	1,293.3
Property, plant and equipment, net	614.4	7,527.5	—	8,141.9
Operating lease right-of-use assets, net	—	516.6	—	516.6
Other assets	23.4	103.2	(31.0)	95.6
Total assets	$736.4	$11,384.9	$(84.6)	$12,036.7
Liabilities and shareholders' equity (deficit):
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	47.7	177.4	(53.6)	171.5
Deferred revenue	7.4	233.5	(1.1)	239.8
Current portion of operating lease obligations	—	122.6	—	122.6
Accrued taxes	0.5	51.3	—	51.8
Accrued interest	10.3	128.5	—	138.8
Other current liabilities	—	389.4	—	389.4
Total current liabilities	65.9	1,112.7	(54.7)	1,123.9
Notes and other debt, net	822.1	8,728.6	(21.3)	9,529.4
Noncurrent operating lease obligations	—	360.5	—	360.5
Noncurrent deferred revenue	62.5	314.8	(8.6)	368.7
Deferred income tax assets, net	—	17.7	—	17.7
Other liabilities	—	256.1	—	256.1
Total liabilities	950.5	10,790.4	(84.6)	11,656.3
Shareholders' (deficit) equity:
Total shareholders' (deficit) equity	(214.1)	594.5	—	380.4
Total liabilities and shareholders' equity (deficit)	$736.4	$11,384.9	$(84.6)	$12,036.7

	As of December 31, 2024
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.7	$153.9	$—	$155.6
Restricted cash	28.1	0.1	—	28.2
Accounts receivable, net	9.0	46.4	(3.9)	51.5
Prepaid expenses	—	16.2	—	16.2
Other current assets	0.1	18.0	—	18.1
Total current assets	38.9	234.6	(3.9)	269.6
Goodwill	—	157.4	—	157.4
Intangible assets, net	—	275.4	—	275.4
Property, plant and equipment, net	446.5	3,763.2	—	4,209.7
Operating lease right-of-use assets, net	—	126.8	—	126.8
Deferred income tax assets, net	—	128.0	—	128.0
Other assets	0.8	284.9	(170.5)	115.2
Total assets	$486.2	$4,970.3	$(174.4)	$5,282.1
Liabilities and shareholders' equity (deficit):
Current liabilities:
Accounts payable	$3.2	$14.3	$(3.9)	$13.6
Deferred revenue	4.6	79.9	—	84.5
Current portion of operating lease obligations	—	12.7	—	12.7
Accrued taxes	0.2	6.9	—	7.1
Accrued interest	0.9	143.0	—	143.9
Other current liabilities	—	118.9	—	118.9
Total current liabilities	8.9	375.7	(3.9)	380.7
Notes and other debt, net	271.3	5,512.3	—	5,783.6
Noncurrent operating lease obligations	—	67.8	—	67.8
Noncurrent deferred revenue	38.8	1,277.7	—	1,316.5
Other liabilities	—	185.4	—	185.4
Total liabilities	319.0	7,418.9	(3.9)	7,734.0
Shareholders' equity (deficit):
Total shareholders' equity (deficit)	167.2	(2,448.6)	(170.5)	(2,451.9)
Total liabilities and shareholders' equity (deficit)	$486.2	$4,970.3	$(174.4)	$5,282.1

	For the Year Ended December 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$152.0	$2,152.6	$(70.1)	$2,234.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	53.0	687.5	(53.9)	686.6
Cost of sales (exclusive of depreciation and amortization)	—	56.0	—	56.0
Selling, general and administrative	18.1	349.6	(16.2)	351.5
Depreciation and amortization	25.4	641.2	—	666.6
Gain on sale of operating assets	—	—	—	—
Transaction related and other costs	—	211.8	—	211.8
Total costs and expenses	96.5	1,946.1	(70.1)	1,972.5
Operating income	55.5	206.5	—	262.0
Other expense, net	—	8.1	—	8.1
Loss on extinguishment of debt	—	(183.0)	—	(183.0)
Gain on settlement of preexisting relationships	0.2	1,683.7	—	1,683.9
Interest expense, net	(41.7)	(561.1)	—	(602.8)
Income before income taxes	14.0	1,154.2	—	1,168.2
Income tax benefit	—	136.5	—	136.5
Net income	$14.0	$1,290.7	$—	$1,304.7

	For the Year Ended December 31, 2024
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$71.5	$1,109.6	$(14.2)	$1,166.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	—	128.6	—	128.6
Cost of sales (exclusive of depreciation and amortization)	—	11.7	—	11.7
Selling, general and administrative	32.9	86.3	(14.2)	105.0
Depreciation and amortization	17.3	297.6	—	314.9
Gain on sale of operating assets	—	(19.0)	—	(19.0)
Transaction related and other costs	—	38.7	—	38.7
Total costs and expenses	50.2	543.9	(14.2)	579.9
Operating income	21.3	565.7	—	587.0
Other income, net	—	0.3	—	0.3
Loss on extinguishment of debt	—	—	—	—
Interest expense, net	(24.1)	(487.3)	—	(511.4)
(Loss) income before income taxes	(2.8)	78.7	—	75.9
Income tax benefit	—	17.5	—	17.5
Net (loss) income	$(2.8)	$96.2	$—	$93.4

Note 22. Subsequent Events:

Debt Refinancing Transactions

Kinetic ABS Offering - On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS Term Notes”), each with an anticipated repayment date (the “Kinetic ABS Term ARD”) in February 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

The Kinetic ABS Term Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”), in each case by and among the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC (together the “Kinetic ABS Asset Entities” and, together with the Kinetic ABS Issuer, the “Kinetic ABS Obligors”), and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the Kinetic ABS Term Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”) to be issued by the Kinetic ABS Issuer. Drawings and the other terms related to the Kinetic ABS Class A-1 Variable Funding Notes are governed by the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of January 30, 2026 (the “VFN Purchase Agreement”), among the Kinetic ABS Obligors, Uniti Kinetic Fiber LLC, as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. Subject to the future satisfaction of certain conditions described in the VFN Purchase Agreement, the committed note purchasers party thereto will provide commitments to fund the Kinetic ABS Class A-1 Variable Funding Notes from time to time (and issue certain letters of credit) on a revolving basis until the anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes (or, if earlier, the date on which the commitments thereunder are automatically terminated or permanently reduced to $0). The initial anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes is February 2029 and may be extended at the option of the Kinetic ABS Issuer for two additional one-year periods, in each case subject to the satisfaction of certain conditions described in the VFN Purchase Agreement.

In connection with the issuance of the Kinetic ABS Term Notes and the Kinetic ABS Class A-1 Variable Funding Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes” and, together with the Kinetic ABS Term Notes and the Kinetic ABS Class A-1 Variable Funding Notes, collectively, the “Series 2026-1 Notes”) to be issued by the Kinetic ABS Issuer, solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls.
While the Series 2026-1 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, commencing on March 25, 2026. Except as with respect to the Kinetic ABS Class A-1 Liquidity Funding Notes, no principal payments will be due on the Series 2026-1 Notes prior to the applicable anticipated repayment date, unless certain rapid amortization or acceleration triggers are activated (and/or, in the case of the Kinetic ABS Class A-1 Variable Funding Notes, the occurrence and continuance of an event of default). Principal of the Kinetic ABS Class A-1 Liquidity Funding Notes, to the extent outstanding, will be due on each payment date in accordance with the securitization program’s priority of payments.

The applicable interest rate for advances made under the Kinetic ABS Class A-1 Variable Funding Notes will generally be either a base rate or SOFR rate, determined at the option of the Kinetic ABS Issuer in accordance with the VFN Purchase Agreement (or an alternative rate determined in the manner provided in the VFN Purchase Agreement), plus 1.75% per annum. To the extent that a draw is funded or maintained by a conduit investor through the issuance of commercial paper, such draw shall bear interest at the CP funding rate (i.e., the cost of funds) to the conduit investor plus 1.75% per annum in the manner provided in the VFN Purchase Agreement.

The issuance of the Series 2026-1 Notes represents the Company’s inaugural issuance of fiber network revenue notes for the Company’s fiber-to-the-home securitization program. The securitization program involves certain fiber network assets and certain residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia that were sold to the Kinetic ABS Obligors at closing. As of the closing of the transactions on January 30, 2026, the Kinetic ABS Issuer has $960.1 million aggregate principal amount of revenue term notes outstanding, zero principal amount of variable funding notes outstanding and zero principal amount of liquidity funding notes outstanding. The Kinetic ABS Base Indenture allows the Kinetic ABS Issuer to issue additional series of notes subject to certain conditions set forth therein.

The Series 2026-1 Notes are obligations only of the Kinetic ABS Obligors pursuant to the Kinetic ABS Base Indenture. Pursuant to the Kinetic ABS Base Indenture and the related transaction documents, the Series 2026-1 Notes are guaranteed by each Kinetic ABS Asset Entity and the Kinetic ABS Issuer’s direct parent company (the “Holdco Guarantor”), and such guarantees and the Series 2026-1 Notes are secured by security interests in the equity interests in the Kinetic ABS Issuer and substantially all of the assets of the Kinetic ABS Issuer and the other Kinetic ABS Obligors, which assets are primarily the fiber network assets and related residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia that have been sold or contributed to the Kinetic ABS Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the Kinetic ABS Obligors and the Holdco Guarantor (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the Kinetic ABS Obligors under the Kinetic ABS Base Indenture or the Series 2026-1 Notes, and neither the Holdco Guarantor, the Kinetic ABS Issuer nor any of the other Kinetic ABS Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The Series 2026-1 Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the Kinetic ABS Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Series 2026-1 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Kinetic ABS Term Notes prior to the monthly payment date in February 2029, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Kinetic ABS Base Indenture, the Kinetic ABS Term Notes and the Kinetic ABS Class A-1 Variable Funding Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Series 2026-1 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Series 2026-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Senior Unsecured Notes - On February 4, 2026, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings. and CSL Capital (together, the “2026 Unsecured Notes Issuers”), each a subsidiary of the Company, completed a private offering of $1.0 billion aggregate principal amount of 8.625% Senior Notes due 2032 (the “2026 Unsecured Notes”). Uniti Services used the net proceeds from the offering to repay borrowings under the Windstream Term Loan, including related fees and expenses in connection with the foregoing, and intends to use the remaining net proceeds for general corporate purposes, including the repayment of outstanding debt and/or success-based capital expenditures.

Within 60 days of the issuance of the 2026 Unsecured Notes, Uniti Services will (or cause its applicable subsidiaries to) file to obtain regulatory approval to enable the regulated subsidiaries to guarantee the Notes, and it will use commercially reasonable efforts to obtain such approval. Upon the guarantee of the 2026 Unsecured Notes by each of the regulated subsidiaries that guarantee the existing 8.625% unsecured notes, the 2026 Unsecured Notes are expected to be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the indenture dated as of June 24, 2025 among the 2026 Unsecured Notes Issuers, the guarantors party thereto and the trustee party thereto (the “2025 Indenture”). Any such additional notes are expected to be part of the same series as the existing 8.625% unsecured notes issued under the 2025 Indenture and are expected to have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes issued under the 2025 Indenture.

The 2026 Unsecured Notes were issued at an issue price of 100.25% of their principal amount plus accrued interest from December 15, 2025 to, but excluding, February 4, 2026, pursuant to an Indenture, dated as of February 4, 2026 (the “2026 Indenture”), among the 2026 Unsecured Notes Issuers, the guarantors named therein (collectively, the “2026 Unsecured Notes Guarantors”) and Deutsche Bank Trust Company Americas, as trustee. The 2026 Unsecured Notes mature on June 15, 2032, and bear interest at a rate of 8.625% per year. Interest on the 2026 Unsecured Notes is payable on June 15 and December 15 of each year, beginning on June 15, 2026.

The 2026 Unsecured Notes may be redeemed, in whole or in part, at any time prior to June 15, 2028 at a redemption price equal to 100% of the principal amount of the 2026 Unsecured Notes redeemed plus accrued and unpaid interest on the 2026 Unsecured Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the Indenture. Thereafter, the 2026 Unsecured Notes Issuers may redeem the 2026 Unsecured Notes in whole or in part, at the redemption prices set forth in the 2026 Indenture. In addition, at any time on or prior to June 15, 2028, up to 40% of the aggregate principal amount of the 2026 Unsecured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2026 Unsecured Notes remains outstanding. If certain changes of control of Uniti Services occur, holders of the 2026 Unsecured Notes will have the right to require the 2026 Unsecured Notes Issuers to offer to repurchase their 2026 Unsecured Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 2026 Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company, Uniti Group LLC, Uniti Services’ immediate parent, and by each of Uniti Services’ existing and future domestic restricted subsidiaries (other than the 2026 Unsecured Notes Issuers) that guarantees indebtedness under the Company’s senior secured credit facilities and existing secured notes (except initially certain regulated subsidiaries for which the Company will seek regulatory approval to enable them to guarantee the 2026 Unsecured Notes). The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2026 Unsecured Notes.

The 2026 Unsecured Notes and the related guarantees are the 2026 Unsecured Notes Issuers’ and the 2026 Unsecured Notes Guarantors’ senior unsecured obligations and rank equal in right of payment with all of the 2026 Unsecured Notes Issuers’ and the 2026 Unsecured Notes Guarantors’ existing and future senior unsecured indebtedness and senior in right of payment to any of the 2026 Unsecured Notes Issuers’ and the 2026 Unsecured Notes Guarantors’ subordinated indebtedness. The 2026 Unsecured Notes and the related guarantees are effectively subordinated to all of the 2026 Unsecured Notes Issuers’ and the 2026 Unsecured Notes Guarantors’ secured indebtedness (including the senior secured credit facilities and secured notes) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future liabilities (including trade payables) of the 2026 Unsecured Notes Issuers’ subsidiaries that do not guarantee the 2026 Unsecured Notes.

The 2026 Indenture contains customary high yield covenants limiting the ability of Uniti Services and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the 2026 Unsecured Notes Issuers and their restricted subsidiaries to pay dividends or other amounts to the 2026 Unsecured Notes Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2026 Indenture also contains customary events of default.

Partial Termination of Interest Rate Swap Agreements – In conjunction with the above debt refinancing transactions, on January 28, 2026, the Company terminated a portion of each of the three interest rates swaps entered into on October 6, 2025, because the forecasted variable interest rate payments were no longer probable of occurring. For each affected interest rate swap, $250.0 million of the original $400.0 million notional value was terminated and accordingly, the remaining notional value for each of the three interest rate swaps was $150.0 million ($450.0 million in the aggregate). Upon termination, the Company received aggregate cash proceeds of $2.6 million from the respective bank counterparties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Management has excluded Windstream from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. Windstream’s total assets and total revenues and sales excluded from management’s assessment represented 41% and 61%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025. PricewaterhouseCoopers LLP's report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) On February 26, 2026, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved (i) the termination of the Communication Sales & Leasing, Inc. Deferred Compensation Plan, effective immediately and (ii) the Uniti Group Inc. Annual Short-Term Incentive Plan (the “STIP”), which will be administered by the Committee. The STIP permits the Committee to award and pay cash bonuses to officers, employees and consultants of the Company or any of its subsidiaries or affiliates. The STIP is designed to motivate, attract and retain qualified officers, consultants and other key employees and to promote the alignment of such persons’ interests with those of the Company’s stockholders. The STIP provides the Committee authority to construe and interpret the STIP, make rules and regulations relating to the administration of the STIP, designate eligible persons to receive awards, establish the terms and conditions of the awards and make all other determinations necessary or advisable for the administration of the STIP. The STIP may be amended or terminated by the Committee in any respect at any time, but any amendment that must be approved the Company’s stockholders in order to comply with applicable laws or stock exchange rules will not be effective unless and until such approval has been obtained. The STIP will continue indefinitely until terminated by the Committee, and no award will be made thereunder after such termination. Awards outstanding at the termination of the STIP will continue in accordance with their terms and will not be affected by such termination.

The foregoing description of the STIP is only a summary and does not purport to be complete and is qualified in its entirety by the complete text of the STIP, a copy of which is attached as Exhibit X.X to this Annual Report.

In connection with the adoption of the STIP, the Committee approved award opportunities for 2026 for the Company’s executive officers, including its principal executive officer and principal financial officer. The Committee approved the following threshold (i.e., minimum), target and superior payout opportunities, expressed as a percentage of base salary, that the PEO and PFO will be eligible to receive under the STIP upon the achievement of certain performance goals during 2026:

	2026 Award Opportunities (as a percentage of base salary)
Name	Threshold	Target	Superior
Kenneth A. Gunderman President and Chief Executive Officer	75%	150%	225%
Paul Bullington Senior Executive Vice President - Chief Financial Officer and Treasurer	50%	100%	150%

(b) During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

We have a code of ethics as defined in Item 406 of Regulation S-K which applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Working with Integrity Guidelines,” is available free of charge in the Corporate Governance section of the About Us page on our website at www.uniti.com. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2025:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	6,737,993	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,737,993
(1)Amount includes 5,737,993 shares available for issuance under the Uniti Group Inc. 2025 Equity Incentive Plan and 1,000,000 shares under the Uniti Group Inc. 2025 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to consolidated financial statements in “Financial Statements and Supplementary Data”.

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2025 and 2024, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years ended December 31, 2025, including the related notes, appearing on pages 150 to 154 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2025 appearing on page 155 of this report.

Index to Exhibits

Exhibit No.	Description
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

3.2	Bylaws, dated as of August 1, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC as of August 1, 2025 (File No. 001-42779)).

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708)).

4.3
Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708)).

4.4
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

4.5
Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708)).

4.6
Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.5 above) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708)).

4.7
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

4.8
Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708)).

4.9
Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708)).

4.10
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

4.11
Indenture, dated December 12, 2022, among Uniti Group Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708)).

4.12
Form of 7.50% Convertible Senior Notes due 2027 (included in Exhibit 4.11 above) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708)).

4.13
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

4.14
Indenture, dated as February 14, 2023, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K filed with the SEC on February 14, 2023 (File No. 001-36708)).

4.15
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.14 above) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of February 14, 2023 (File No. 001-36708)).

4.16
Indenture, dated May 17, 2024, by and among Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of May 17, 2024 (File No. 001-36708)).

4.17
Second Supplemental Indenture, dated as of November 1, 2024, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Deutsche Bank Company Americas, as trustee and collateral agent, relating to the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 8, 2024 (File No. 001-36708)).

4.18
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

4.19
Indenture, dated as of October 4, 2024, between Windstream Services, Windstream Escrow Finance Corp, the subsidiary guarantors thereto and Wilmington Trust, National Association, as trustee and notes collateral agent, governing the 8.25% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.18 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

4.20
First Supplemental Indenture, dated as of December 23, 2024, between Windstream Services, Windstream Escrow Finance Corp, the subsidiary guarantors thereto and Wilmington Trust, National Association, as trustee and notes collateral agent, governing the additional 8.25% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.19 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

4.21
Second Supplemental Indenture, dated as of August 4, 2025, among Windstream Services, LLC, Windstream Escrow Finance Corp., the other guarantors listed therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

4.22
Indenture, dated June 24, 2025, by and among Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to Old Uniti’s Current Report on Form 8-K filed with the SEC as of June 24, 2025 (File No. 001-36708)).

4.23
Form of 8.625% Senior Notes due 2032 (included in Exhibit 4.22) (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K filed with the SEC as of June 24, 2025 (File No. 001-36708)).

4.24
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

4.25
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

4.26
Form of 7.500% Senior Secured Notes due 2033 (included in Exhibit 4.25) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 6, 2025 (File No. 001-42779)).

4.27
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

4.28
Series 2025-1 Supplement, dated as of February 3, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to Old Uniti’s Current Report on Form 8-K filed with the SEC as of February 3, 2025 (File No. 001-36708)).

4.29
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

4.30
Base Indenture, dated as of January 30, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

4.31
Series 2026-1 Supplement, dated as of January 30, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

4.32
Indenture, dated February 4, 2026, by and among Uniti Services LLC, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2026 (File No. 001-42779)).

4.33
Form of 8.625% Senior Notes due 2032 (included in Exhibit 4.32) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2026 (File No. 001-42779)).

10.1
Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.2
Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708)).

10.3
Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708)).

10.4
Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708)).

10.5
Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708)).

10.6
Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to Old Uniti’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708)).

10.7
Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708)).

10.8
Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708)).

10.9
Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708)).

10.10
Amendment No. 8 to the Credit Agreement, dated as of March 24, 2023, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of March 27, 2023 (File No. 001-36708)).

10.11
Amendment No. 9 to the Credit Agreement, dated as of June 17, 2024, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated June 17, 2024 and filed with the SEC as of June 18, 2024 (File No. 001-36708)).

10.12
Amendment No. 10 to the Credit Agreement, dated as of April 22, 2025, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to Old Uniti’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 6, 2025 (File No. 001-36708)).

10.13
Borrower Assumption and Joinder Agreement, dated as of August 4, 2025, among Windstream Services, LLC, the Additional Guarantors (as defined therein) party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

10.14
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

10.15
Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708)).

10.16
Bridge Loan and Security Agreement, dated as of February 23, 2024, by and among Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC, the subsidiary guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Old Uniti’s Current Report on Form 8-K dated and filed with the SEC as of February 26, 2024 (File No. 001-36708)).

10.17
Credit Agreement, dated as of September 21, 2020, by and among Windstream Services, LLC (previously known as Windstream Services II, LLC), Windstream Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

10.18
Amendment No. 1 to the Credit Agreement, dated as of November 9, 2020, by and among Windstream Services, LLC (previously known as Windstream Services II, LLC), Windstream Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.37 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

10.19
Amendment No. 2 to the Credit Agreement, dated as of November 23, 2022, by and among Windstream Services, LLC (previously known as Windstream Services II, LLC), Windstream Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

10.20
Amendment No. 3 to the Credit Agreement, dated as of October 4, 2024, by and among Windstream Services, LLC (previously known as Windstream Services II, LLC), Windstream Holdings II, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of February 7, 2025 (File No. 333-281068)).

10.21
Joinder Agreement, dated as of August 4, 2025, among the Additional Guarantors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 4, 2025 (File No. 001-42779)).

10.22
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

10.23#
Warrant Agreement between the Company and Equiniti Trust Company, LLC, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.24#
Registration Rights Agreement by and among the Company, the Elliott Stockholders and the Other Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.25#
Stockholder Agreement by and among the Company and the Elliott Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.26#
Stockholder Agreement by and among the Company and the Other Stockholders, dated August 1, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.27
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

10.28
Class A-1-V Note Purchase Agreement, dated January 30, 2026, among Kinetic ABS Issuer LLC, the Asset Entities party thereto, Uniti Kinetic Fiber LLC, as manager, certain conduit investors, financial institutions and funding agents, Barclays Bank PLC, as letter of credit provider and as the administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

10.29+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.30+
Uniti Group Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.31+
Uniti Group Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.32+
Uniti Group Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of August 1, 2025 (File No. 333-289200)).

10.33*+	Uniti Group Inc. Annual Short-Term Incentive Plan.

10.34+	Form of Severance Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.35+
Employment Agreement between Uniti Group Inc. and Kenneth A. Gunderman, effective August 1, 2025 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.36*+	Form of Restricted Shares Agreement for executive officers.

10.37+
Form of Performance-Based Restricted Stock Uniti Agreement for executive officers (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).

10.38+
Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of August 1, 2025 (File No. 001-42779)).))

19*	Uniti Group Inc. Insider Trading Policy.

21.1*	List of Subsidiaries of Uniti Group Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith.
+	Constitutes a management contract or compensation plan or arrangement.
#	Schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Balance Sheets

(Millions, except par value)	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$—	$0.9
Total current assets	—	0.9
Investment in consolidated subsidiaries	393.6	—
Total assets	$393.6	$0.9
Liabilities:
Current liabilities:
Accrued taxes	$6.2	$6.5
Other current liabilities	3.7	0.7
Total current liabilities	9.9	7.2
Notes and other debt, net	—	300.2
Deferred tax liability, net	3.4	—
Cash distributions and losses in excess of investments in consolidated subsidiaries	—	2,145.9
Total liabilities	13.3	2,453.3
Shareholders' equity (deficit):
Preferred stock, $0.0001 par value, 0.6 million shares issued and outstanding at December 31, 2025	—	—
Old Uniti Preferred stock, $0.0001 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 234.0 million shares issued and outstanding at December 31, 2025 and 500.0 million shares authorized, 143.2 million shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	2,790.1	1,236.0
Accumulated other comprehensive loss	(1.9)	(0.6)
Distributions in excess of accumulated earnings	(2,407.9)	(3,687.8)
Total Uniti shareholders' equity (deficit)	380.3	(2,452.4)
Total liabilities and shareholders' equity	$393.6	$0.9

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Millions)	2025	2024	2023
Costs and Expenses:
General and administrative expenses	$—	$0.1	$0.1
Total costs and expenses	—	0.1	0.1
Operating loss	—	(0.1)	(0.1)
Other expense, net	(0.1)	—	—
Gain on settlement of preexisting relationships	499.1	—	—
Earnings (loss) from consolidated subsidiaries	543.1	118.5	(57.8)
Interest expense	(14.5)	(24.8)	(24.6)
Income (loss) before income taxes	1,027.6	93.6	(82.5)
Income tax benefit (expense)	277.1	(0.2)	0.8
Net income (loss) attributable to shareholders	1,304.7	93.4	(81.7)
Comprehensive income (loss) attributable to shareholders	$1,303.4	$92.8	$(81.7)

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Cash Flows

	Year Ended December 31,
(Millions)	2025	2024	2023
Cash flow from operating activities:
Net cash (used in) provided from operating activities	$(0.5)	$108.3	$104.6
Cash flow from investing activities
Merger cash consideration paid	(370.7)	—	—
Net cash used in investing activities	(370.7)	—	—
Cash flow from financing activities
Dividends paid	—	(108.5)	(107.4)
Intercompany transactions, net	372.0	1.4	1.4
Other	(1.7)	(0.9)	(0.7)
Net cash provided from (used in) financing activities	370.3	(108.0)	(106.7)
Net (decrease) increase in cash and cash equivalents	(0.9)	0.3	(2.1)
Cash and cash equivalents at beginning of period	0.9	0.6	2.7
Cash and cash equivalents at end of period	$—	$0.9	$0.6

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Notes to Condensed Financial Statements

Note 1. Background and Basis of Presentation

Uniti Group Inc.’s ("Uniti" or "the Company") parent company financial information should be read in conjunction with the annual consolidated financial statements and notes of Uniti and its subsidiaries included in Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The Company was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined in Note 2 below).

Prior to the Merger, Uniti Group LLC (f/k/a Uniti Group Inc.) (“Old Uniti”) was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti operated through a customary “up-REIT” structure, pursuant to which it held substantially all of its assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that Old Uniti controlled as general partner. The up-REIT structure was intended to facilitate future acquisition opportunities by providing Old Uniti with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of August 1, 2025, Old Uniti was the sole general partner of the Operating Partnership and owned 100.0% of the partnership interests in the Operating Partnership.

Similar to Old Uniti, the Company has no material assets or operations other than its 100.0% ownership in its consolidated subsidiaries. Following the Merger, the Company has no debt obligations. For periods prior to the Merger, notes and other debt, net consisted of the 7.50% convertible notes due on December 1, 2027, for which Old Uniti was the primary obligor. Interest expense associated with the convertible debt has been presented in the condensed statements of comprehensive income (loss) for the periods January 1, 2025 to July 31, 2025 and for the years ended December 31, 2024 and 2023. Upon conversion, the issuance of common stock will be reflected in the equity of the Company.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Because Old Uniti was treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti.

For periods prior to the Merger, as a REIT, Old Uniti presented an unclassified balance sheet, and following the Merger, the Company has presented a classified balance sheet. Accordingly, the consolidated balance sheet as of December 31, 2024 has been reclassified to present current assets and current liabilities separate and apart from noncurrent assets and liabilities; These reclassifications had no effect on previously reported total assets, total liabilities and total shareholders’ deficit as of December 31, 2024.

Note 2. Completion of Merger with Windstream

On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, New Uniti HoldCo LP and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc. and Old Uniti ceased to be a REIT, and the Company does not qualify to be a REIT.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding was automatically cancelled and retired and converted into the right to receive 0.6029 shares of Common Stock par value $0.0001 per share, pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the closing of the Merger on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”).

Note 3. Settlement of Preexisting Relationships

Prior to completion of the Merger, Old Uniti and Windstream had several preexisting relationships primarily comprised of (i) two structurally similar long-term exclusive triple-net lease agreements (collectively, the “Windstream Leases”),(ii) an asset purchase agreement, pursuant to which Old Uniti paid Windstream in exchange for exclusive rights to use certain fiber strand miles leased by Windstream, certain fiber assets (and underlying rights) owned by Windstream, dark fiber IRU arrangements relating to the fiber strand miles and fiber assets, and a 20-year IRU for certain strands included in the transferred fiber assets that Uniti granted to Windstream (the “Asset Purchase Agreement”), and (iii) various other leasing and supplier arrangements between Old Uniti and Windstream.

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

In connection with the settlement of the preexisting relationships, the Company recognized a pretax nonrecurring gain of $499.1 million equal to the portion of the total merger consideration assigned to the settlement of preexisting relationships discussed above.

Note 4. Dividends

No cash dividends were received from subsidiaries during the year ended December 31, 2025. Cash dividends received from subsidiaries and recorded in cash flow from operating activities in the condensed statement of cash flows were $106.7 million and $106.4 million for the years ended December 31, 2024 and 2023, respectively.

Uniti Group Inc.
Schedule II – Valuation and Qualifying Accounts
(Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance as of Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts (a)	Deductions	Balance as of End of Period
Allowance for credit losses:
Year Ended December 31, 2025	$2.5	$15.9	$—	$(5.8)	$12.6
Year Ended December 31, 2024	$3.2	$1.1	$—	$(1.8)	$2.5
Year Ended December 31, 2023	$2.9	$1.3	$—	$(1.0)	$3.2
Valuation allowance for deferred tax assets:
Year Ended December 31, 2025	$—	$625.2	$13.1	$—	$638.3

(a)Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses and credits assumed in the acquisition of Windstream.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 2, 2026	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	Director, President & Chief Executive Officer	March 2, 2026
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Paul E. Bullington	Senior Executive Vice President – Chief Financial Officer & Treasurer	March 2, 2026
Paul E. Bullington	(Principal Financial Officer)

/s/ Travis T. Black	Senior Vice President & Chief Accounting Officer	March 2, 2026
Travis T. Black	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 2, 2026
Francis X. Frantz

/s/ Scott G. Bruce	Director	March 2, 2026
Scott G. Bruce

/s/ Randy Dunbar	Director	March 2, 2026
Randy Dunbar

/s/ Mary McLaughlin	Director	March 2, 2026
Mary McLaughlin

/s/ Joe Natale	Director	March 2, 2026
Joe Natale

/s/ Carmen Perez-Carlton	Director	March 2, 2026
Carmen Perez-Carlton

/s/ Paul Sunu	Director	March 2, 2026
Paul Sunu

/s/ Harold Zeitz	Director	March 2, 2026
Harold Zeitz