Form 10-Q
period 2026-03-31
Uniti Group Inc.
filed 2026-05-11
CIK 2020795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 242,815,652 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and future liquidity needs and access to capital; our expectations regarding levels of support from government programs; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; and our expectations regarding the amortization of intangible assets. Dividends on the Preferred Stock (as defined herein) will be paid in accordance with the specified terms applicable to those shares. See Note 1 for additional information regarding the annual dividend requirements applicable to the Preferred Stock.

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

•adverse impacts of inflation, higher interest rates, tariffs, trade restrictions, geopolitical conflicts, trade wars, federal government shutdown and the potential for economic slowdown on our employees, our business, the business of our customers and other business partners and the global financial markets;

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

•other risks inherent in the communications industry and in the ownership of network systems, including potential liability relating to environmental matters; and

•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-QQ and in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026, as well as those described from time to time in our future reports filed with the SEC.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Uniti Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Millions, except per share data)	2026	2025
Revenues and sales:
Service revenues	$889.0	$290.8
Sales revenues	98.5	3.1
Total revenues and sales	987.5	293.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	358.2	31.4
Cost of sales (exclusive of depreciation and amortization included below)	29.8	1.0
Selling, general and administrative	168.7	28.3
Depreciation and amortization	289.8	79.7
Transaction related and other costs	30.1	7.8
Total costs and expenses	876.6	148.2
Operating income	110.9	145.7
Other income, net	6.5	—
Gain (loss) on extinguishment of debt	1.2	(8.5)
Interest expense, net	(188.3)	(129.5)
(Loss) income before income taxes	(69.7)	7.7
Income tax (expense) benefit	(0.6)	4.5
Net (loss) income	(70.3)	12.2
Participating securities’ share in earnings	—	(0.3)
Dividends declared on preferred stock	(15.5)	—
Net (loss) income attributable to common shareholders	$(85.8)	$11.9
(Loss) income earnings per common share:
Basic	($0.34)	$0.08
Diluted	($0.34)	$0.08

Weighted-average number of common shares outstanding:
Basic	252.1	143.5
Diluted	252.1	143.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(Millions)	2026	2025
Net (loss) income	$(70.3)	$12.2
Other comprehensive income:
Interest rate cap:
Unrealized loss in the period	—	(0.1)
Reclassification of realized interest	—	0.2
Change in interest rate cap	—	0.1
Designated interest rate swaps:
Unrealized gain in the period	7.9	—
Net realized gain reclassified into interest expense	(1.6)	—
De-designated interest rate swaps:
Amortization of net unrealized gain into interest expense	(0.1)	—
Change in interest rate swaps	6.2	—
Other comprehensive income	6.2	0.1
Comprehensive (loss) income	$(64.1)	$12.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Millions, except par value)	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$982.6	$53.5
Restricted cash	149.3	80.6
Accounts receivable, net	317.0	359.0
Inventories	43.8	44.0
Prepaid expenses	145.6	137.6
Other current assets	169.5	156.3
Total current assets	1,807.8	831.0
Goodwill	1,158.5	1,158.3
Intangible assets, net	1,212.6	1,293.3
Property, plant and equipment, net	8,319.2	8,141.9
Operating lease right-of-use assets, net	495.6	516.6
Other assets	117.7	95.6
Total assets	$13,111.4	$12,036.7
Liabilities and shareholders' equity
Current liabilities:
Current portion of notes and other debt	$10.0	$10.0
Accounts payable	187.3	171.5
Deferred revenue	262.6	239.8
Current portion of operating lease obligations	119.2	122.6
Accrued taxes	53.4	51.8
Accrued interest	186.8	138.8
Other current liabilities	353.9	389.4
Total current liabilities	1,173.2	1,123.9
Notes and other debt, net	10,636.6	9,529.4
Noncurrent operating lease obligations	342.9	360.5
Noncurrent deferred revenue	370.7	368.7
Deferred income taxes, net	17.9	17.7
Other liabilities	250.4	256.1
Total liabilities	12,791.7	11,656.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value, 0.6 million shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 235.0 million and 234.0 million issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,809.1	2,790.1
Accumulated other comprehensive income (loss)	4.3	(1.9)
Accumulated deficit	(2,493.7)	(2,407.9)
Total Uniti shareholders' equity	319.7	380.3
Noncontrolling interests	—	0.1
Total shareholders' equity	319.7	380.4
Total liabilities and shareholders' equity	$13,111.4	$12,036.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Millions)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(70.3)	$12.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	289.8	79.7
Amortization of deferred financing costs, debt discount and premium	0.7	5.5
(Gain) loss on extinguishment of debt	(1.2)	8.5
Deferred income taxes	0.2	(4.9)
Straight-line revenues and amortization of below-market lease intangibles	(1.4)	(6.9)
Stock-based compensation	7.6	3.8
Provision for estimated credit losses	9.1	0.4
Other, net	4.5	1.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32.3	7.2
Inventories	(13.8)	—
Prepaid expenses	(8.0)	(0.7)
Other current assets	3.9	2.3
Other assets	(21.0)	0.1
Accounts payable	19.0	(4.3)
Accrued interest	48.1	(86.9)
Accrued taxes	1.6	1.2
Deferred revenue	22.9	2.7
Other current liabilities	(75.6)	(8.9)
Other liabilities	(1.0)	(0.4)
Noncurrent deferred revenue	2.7	(3.8)
Operating lease assets and lease obligations	—	0.3
Other, net	10.8	—
Net cash provided from operating activities	260.9	8.6
Cash flows from investing activities:
Capital expenditures	(349.2)	(208.1)
Capital expenditures funded by government grants	(22.6)	—
Grant funds received for broadband expansion	6.2	—
Proceeds from sale of assets	3.1	0.4
Net cash used in investing activities	(362.5)	(207.7)
Cash flows from financing activities:
Proceeds from issuance of debt	2,070.1	629.0
Repayments of debt	(927.5)	(440.0)
Payments of settlement obligation	—	(24.5)
Payments for financing costs	(36.4)	(16.2)
Other, net	(6.8)	(2.7)
Net cash provided from financing activities	1,099.4	145.6
Net increase (decrease) in cash, restricted cash and cash equivalents	997.8	(53.5)
Cash, restricted cash and cash equivalents at beginning of period	134.1	183.8
Cash, restricted cash and cash equivalents at end of period	$1,131.9	$130.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended March 31, 2026
(Millions)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	0.6	$—	234.0	$—	$2,790.1	$(1.9)	$(2,407.9)	$0.1	$380.4
Net loss	—	—	—	—	—	—	(70.3)	—	(70.3)
Other comprehensive income	—	—	—	—	—	6.2	—	—	6.2
Preferred stock dividend	—	—	—	—	15.5	—	(15.5)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4.2)	—	—	—	(4.2)
Stock-based compensation	—	—	1.0	—	7.6	—	—	—	7.6
Other, net	—	—	—	—	0.1	—	—	(0.1)	—
Balance at March 31, 2026	0.6	$—	235.0	$—	$2,809.1	$4.3	$(2,493.7)	$—	$319.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended March 31, 2025
(Millions)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	143.2	$—	$1,236.0	$(0.6)	$(3,687.8)	$0.5	$(2,451.9)
Net income	—	—	—	—	—	—	12.2	—	12.2
Other comprehensive income	—	—	—	—	—	0.1	—	—	0.1
Performance award dividend	—	—	—	—	—	—	0.4	—	0.4
Exchange of noncontrolling interest	—	—	—	—	0.2	—	—	(0.3)	(0.1)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2.3)	—	—	—	(2.3)
Stock-based compensation	—	—	0.5	—	3.8	—	—	—	3.8
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.3	—	—	—	0.3
Balance at March 31, 2025	—	$—	143.8	$—	$1,238.0	$(0.5)	$(3,675.2)	$0.2	$(2,437.5)

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

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including 564,000 residential fiber customers, with a network that includes 1.9 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored wave and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 8 and 12 for additional information regarding the Company’s business segments.

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

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Old Uniti’s common stock, par value $0.0001 per share that was issued and outstanding immediately prior to the effective time of the Merger was automatically cancelled and retired and converted into the right to receive 0.6029 shares of Common Stock par value $0.0001 per share pursuant to the exchange ratio set forth in the Merger Agreement with cash issued in lieu of fractional shares. Immediately following the consummation of the Merger (the “Closing”), Old Uniti’s and Windstream’s pre-Closing stockholders held approximately 62% and 38%, respectively, of the Company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase Common Stock referenced below. Historical share and per share data of Old Uniti has been retrospectively adjusted to reflect the exchange ratio for all periods presented.

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% during each of the seventh and eighth years after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the Closing of the Merger on a fully diluted basis after giving effect to such warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. The Merger was a taxable transaction for U.S. federal income tax purposes.

Note 2. Preparation of Condensed Consolidated Financial Statements:

Basis of Presentation – The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries. All material intercompany balances and transactions have been eliminated. The Company also consolidates variable interest entities (“VIEs”) in instances in which it is deemed to be the primary beneficiary. For periods prior to the Merger, the Operating Partnership was considered a VIE, because Old Uniti was deemed to be the primary beneficiary as it had both the power to direct the activities that, when taken together, most significantly impacted the Operating Partnership’s performance; and had the obligation to absorb losses and right to receive the returns from the Operating Partnership that would be significant to the Operating Partnership. After the Merger, the Company does not hold interests in any VIEs.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Because Old Uniti was treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream.

Reclassifications – To conform to the current year presentation, the prior period condensed consolidated statement of income of Old Uniti was reclassified to (1) present sales revenues separate and apart from service revenues, (2) disaggregate operating expenses into cost of services and cost of sales, (3) present an operating income subtotal and (4) present loss on extinguishment of debt separate and apart from interest expense, net. These reclassifications did not impact previously reported net income or comprehensive income for the three months ended March 31, 2025.

In addition, the prior period condensed consolidated statement of cash flows of Old Uniti was reclassified to combine or further disaggregate certain financial statement line items. These reclassifications did not impact previously reported net cash provided from operating activities, net cash used in investing activities, net cash provided from financing activities or net decrease in cash, restricted cash and cash equivalents for the three months ended March 31, 2025. Finally, the prior period condensed consolidated statement of shareholders’ deficit of Old Uniti was reclassified to combine amounts attributable to noncontrolling interests and to rename “Distributions in Excess of Accumulated Earnings” to “Accumulated Deficit”. These changes did not impact previously reported total shareholders’ deficit for the three months ended March 31, 2025.

Restricted Cash – Restricted cash represents funds that are restricted for obligations under the ABS and Kinetic ABS facilities to maintain six months of interest on the Class A and Class B notes and three months of interest on the Class C notes and for other expenses. In addition, deposits held as security for indebtedness under Windstream’s corporate purchase card program are not available for use and have been presented as restricted cash as of March 31, 2026.

Settlement Obligation – Prior to the Merger, in accordance with the terms of the settlement agreement with Windstream, Old Uniti was obligated to make up to $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020. Old Uniti had the option to prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). During January, April and July of 2025, Old Uniti made the final three quarterly cash installment payments due to Windstream under the settlement agreement of $24.5 million per quarter, or a total of $73.5 million. As of July 31, 2025, Old Uniti had made cumulative payments to Windstream totaling $484.9 million over the duration of the settlement agreement.

Lessor Arrangements – Certain service offerings to customers include equipment leases. The Company also leases its network facilities, including communications towers, ground space, and colocation space to other service providers and enters into arrangements with third parties to lease unused or underutilized portions of its network. These leases meet the criteria for operating lease classification. Operating lease income was $78.9 million and $234.4 million for the three months ended March 31, 2026 and 2025, respectively. Operating lease income is included in service revenues in the condensed consolidated statements of operations.

Periodically, the Company enters into indefeasible right of use (“IRU”) arrangements that grant exclusive access to and unrestricted use of specific dark fiber assets and for which the terms of the arrangements are for a major part of the assets’ remaining economic life. These IRU arrangements meet the criteria for sales-type lease classification. During the three months ended March 31, 2026, the Company recognized sales revenue of $71.4 million, cost of sales of $1.9 million and gross profit of $69.5 million, related to IRU arrangements. Comparatively, during the three months ended March 31, 2025, the Company recognized sales revenue of $2.7 million, cost of sales of $0.6 million and gross profit of $2.1 million related to IRU arrangements.

Income Taxes – In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three months ended March 31, 2026, we recorded income tax expense of $0.6 million resulting in an effective tax rate of (0.8)%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2026 primarily due to the change in valuation allowance recorded against current year income and current state income tax.

For the three months ended March 31, 2025, we recorded income tax benefit of $4.5 million resulting in an effective tax rate of (58.7)%. The provision for income taxes differed from the statutory rate for the three months ended March 31, 2025 primarily due to the benefit of Old Uniti’s REIT status.

Supplemental Cash Flow Information – Supplemental cash flow information for the periods presented was as follows:

	Three Months Ended March 31,
(Millions)	2026	2025
Interest paid, net of interest capitalized	$138.8	$211.8
Income taxes paid, net of refunded	$2.8	$0.1
Right-of-use assets obtained in exchange for operating lease obligations	$10.2	$4.1
Change in accounts payable and other current liabilities for purchases of property and equipment	$(37.7)	$(1.6)
Tenant capital improvements	$—	$110.2

Recently Issued Accounting Pronouncements Effective in 2026

Credit Losses – In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 was effective for fiscal years and for interim periods beginning after December 15, 2025. The Company elected not to adopt the practical expedient and, accordingly, this standard had no impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Government Assistance – In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic ASC 832) Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 provides guidance on how business entities should recognize, measure, and present government grants received by prescribing an accounting model based on the main principles in IAS 20, defining a government grant as a transfer of a monetary or tangible nonmonetary asset, other than an exchange transaction, from a government to a business entity, providing a recognition threshold under which a grant is recognized when both (1) it is probable that the entity will comply with the grant’s conditions and that the grant will be received, and (2) the entity meets the specific recognition guidance for a grant related to an asset or a grant related to income. Additionally, ASU 2025-10 leverages existing disclosure requirements in ASC 832 for annual periods. The amendments in ASU 2025-10 are effective for fiscal years and for interim periods beginning after December 15, 2028, and early adoption is permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Preliminary Purchase Price Allocation

The Merger was accounted for using the acquisition method of accounting, and accordingly, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream based on their estimated fair values as of the Merger date, with the excess amount recorded as goodwill. The following table summarizes the preliminary allocation of the Merger consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream:

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$141.2
Accounts receivable	315.7
Prepaid expenses and other current assets	283.5
Property, plant and equipment	3,531.0
Goodwill	1,001.1
Customer relationships	750.0
IPv4 addresses	186.4
Trade name	115.0
Spectrum licenses	78.9
Right of way	38.1
Operating lease right-of-use assets	431.9
Other assets	52.7
Total assets acquired	6,925.5
Fair value of liabilities assumed:
Current portion of operating lease obligations	107.4
Accounts payable	125.6
Deferred revenue	132.1
Other current liabilities	417.3
Long-term debt	2,841.2
Noncurrent operating lease obligations	315.2
Deferred income taxes	290.2
Noncurrent deferred revenue	88.3
Pension obligation	103.6
Other liabilities	128.0
Total liabilities assumed	4,548.9
Total merger consideration	$2,376.6

During the first quarter of 2026, the Company made immaterial measurement period adjustments to its initial purchase price allocation, the effects of which resulted in a net increase in recorded goodwill of $0.2 million. The allocation of the purchase price is preliminary and subject to change based on the finalization of the deferred income tax impacts related to the fair value measurement of assets and liabilities acquired, including property, plant and equipment. The deferred tax analysis requires significant management judgment and the Company has not completed this analysis as of March 31, 2026. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities with the offset charged to goodwill.

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

Transaction Related and Other Costs

Transaction related and other costs include acquisition pursuit, transaction and integration costs. Transaction related and other costs were as follows:

	Three Months Ended March 31,
(Millions)	2026	2025
Professional services and fees (a)	$0.8	$7.6
Integration costs (b)	26.0	—
Other (c)	3.3	0.2
Total	$30.1	$7.8

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

(c)Consists primarily of expenses incurred in connection with the offering of our asset-backed securities discussed in Note 5.

Transaction related and other costs recorded within other current liabilities were $11.6 million and $9.8 million in the Company’s condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively.

Actual and Pro Forma Results of Operations

The results of Windstream’s operations are included in our consolidated results of operations beginning on August 1, 2025. For the three months ended March 31, 2026, our consolidated results of operations included revenues and sales of $809.3 million and operating income of $103.3 million attributable to Windstream.

The following unaudited pro forma financial information presents the combined results of operations of Uniti for the three months ended March 31, 2025 as if the Merger occurred as of January 1, 2024:

(Millions)
Total revenue and sales	$977.3
Net loss	$(8.8)

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

Note 4. Goodwill:

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2026 were as follows:

(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure (a)	Total
Goodwill at December 31, 2025	$763.7	$192.2	$717.9	$1,673.8
Accumulated impairment charges as of December 31, 2025	—	—	(515.5)	(515.5)
Balance at December 31, 2025	763.7	192.2	202.4	1,158.3
Acquisition of Windstream - measurement period adjustments	0.2	—	—	0.2
Balance at March 31, 2026	$763.9	$192.2	$717.9	$1,674.0
Goodwill at March 31, 2026	$763.9	$192.2	$717.9	$1,674.0
Accumulated impairment charges as of March 31, 2026	—	—	(515.5)	(515.5)
Balance at March 31, 2026	$763.9	$192.2	$202.4	$1,158.5

(a)Prior to the Merger, all goodwill related to the former Uniti Fiber segment. In connection with the Merger, the former Uniti Fiber and Uniti Leasing segments were combined with the CLEC portion of Windstream’s acquired wholesale business and renamed Fiber Infrastructure.

Note 5. Notes and Other Debt, Net:

A summary of notes and other debt, net was as follows:

(Millions)	March 31, 2026	December 31, 2025
Total principal amount	$10,683.1	$9,540.5
Unamortized premium (discount) and deferred financing costs	(36.5)	(1.1)
Less current portion of notes and other debt	(10.0)	(10.0)
Notes and other debt, net	$10,636.6	$9,529.4

Notes and other debt, net consist of the following:

	March 31, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Credit Agreements:
Uniti senior secured revolving credit facility, variable rate, due December 30, 2027	$—	$(2.5)	$—	$(2.9)
Windstream senior secured revolving credit facility - variable rate, due December 30, 2027	—	—	315.0	—
Senior secured Windstream term loan - variable rate, due October 1, 2031 (premium based on imputed interest rate of 9.15%)	—	—	500.0	1.2
Senior secured 2025 term loan - variable rate, due October 6, 2032 (discount based on imputed interest rate of 8.57%)	997.5	(23.0)	1,000.0	(23.6)
	997.5	(25.5)	1,815.0	(25.3)
Notes:
Senior secured notes - 4.75%, due April 15, 2028 (discount based on imputed interest rate of 5.04%)	570.0	(3.2)	570.0	(3.6)
Senior secured notes - 8.25%, due October 1, 2031 (premium based on imputed interest rate of 7.287%)	2,200.0	95.8	2,200.0	99.3
Senior secured notes - 7.50%, due October 15, 2033 (discount based on imputed interest rate of 7.72%)	1,400.0	(17.3)	1,400.0	(17.8)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount based on imputed interest rate of 6.83%)	1,110.0	(9.5)	1,110.0	(10.3)
Senior unsecured notes - 6.00% due January 15, 2030 (discount based on imputed interest rate of 6.27%)	700.0	(6.2)	700.0	(6.6)
Senior unsecured notes - 8.625% due June 15, 2032 (discount based on imputed interest rate of 9.03%)	1,600.0	(30.4)	600.0	(15.6)
Convertible senior notes - 7.50%, due December 1, 2027 (discount based on imputed interest rate of 8.29%)	306.5	(3.8)	306.5	(4.3)
	7,886.5	25.4	6,886.5	41.1

	March 31, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
ABS Notes:
Series 2025-1
ABS Notes (Class A-2) - 5.877%, due April 1, 2030 (discount based on imputed interest rate of 6.36%)	426.0	(7.2)	426.0	(7.6)
ABS Notes (Class B) - 6.369%, due April 1, 2030 (discount based on imputed interest rate of 6.86%)	65.0	(1.1)	65.0	(1.2)
ABS Notes (Class C) - 9.018%, due April 1, 2030 (discount based on imputed interest rate of 9.54%)	98.0	(1.7)	98.0	(1.8)
Series 2025-2
ABS-2 Notes (Class A-2) - 5.177%, due January 20, 2031 (discount based on imputed interest rate of 5.76%)	180.0	(4.4)	180.0	(4.5)
ABS-2 Notes (Class B) - 5.621%, due January 20, 2031 (discount based on imputed interest rate of 6.21%)	28.2	(0.7)	28.2	(0.7)
ABS-2 Notes (Class C) - 7.834%, due January 20, 2031 (discount based on imputed interest rate of 8.45%)	41.8	(1.0)	41.8	(1.1)
Kinetic ABS Notes:
Series 2026-1
Kinetic ABS Notes (Class A-2) - 5.219%, due February 1, 2031 (discount based on imputed interest rate of 5.720%)	677.7	(14.3)	—	—
Kinetic ABS Notes (Class B) - 5.561%, due February 1, 2031 (discount based on imputed interest rate of 6.066%)	113.0	(2.4)	—	—
Kinetic ABS Notes (Class C) - 7.653%, due February 1, 2031 (discount based on imputed interest rate of 8.184%)	169.4	(3.6)	—	—
	1,799.1	(36.4)	839.0	(16.9)
Notes and other debt, net	$10,683.1	$(36.5)	$9,540.5	$(1.1)

At March 31, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined below), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined below) pursuant to the Windstream Credit Agreement (as defined below), of which no borrowings were outstanding; (iii) the 2025 Term Loan pursuant to the Windstream Credit Agreement, of which $997.5 million was outstanding; (iv) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1,600.0 million aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1,400.0 million aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of ABS Notes, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiaries of the Company, and (xii) $960.1 million aggregate principal amount of Kinetic ABS Notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes each issued by Kinetic ABS Issuer LLC, an indirect, bankruptcy-remote subsidiary of the Company.

Senior Secured Credit Facilities

Uniti Credit Agreement

Uniti Services LLC (as successor to Uniti Group LP, “Uniti Services”), CSL Capital, LLC (“CSL Capital”) and Uniti Group Finance 2019 Inc. (“Uniti Group Finance”) (collectively, the “borrowers”) entered into a senior secured credit facility on April 24, 2015 (the credit agreement governing such senior secured credit facility, as amended, the “Uniti Credit Agreement”) consisting of a $500.0 million revolving credit facility with a maturity date of September 24, 2027 (the “Uniti Revolver”), which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. On October 6, 2025, Uniti Services entered into an amendment to the Uniti Credit Agreement to, among other things, extend the maturity date of the Uniti Revolver to December 30, 2027.

The Uniti Credit Agreement permits the borrowers, subject to customary conditions, to incur (i) new term loan facility borrowings and/or increased commitments under the Uniti Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total net leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 6.50 to 1.00, and if such debt is secured, our consolidated secured net leverage ratio, as defined in the Uniti Credit Agreement, does not exceed 4.00 to 1.00. New term loan facility borrowings and incremental revolving commitments under the Uniti Credit Agreement are uncommitted and the availability thereof will depend on market conditions at the time the borrowers seek to incur such borrowings and/or commitments.

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

During the three months ended March 31, 2026, the Company borrowed $85.0 million under the Uniti Revolver and repaid all of these borrowings by the end of the period. Comparatively, during the three months ended March 31, 2025, the Company borrowed $40.0 million under the Uniti Revolver and repaid all of these borrowings by the end of the period. There were $0.3 million letters of credit as of March 31, 2026, and accordingly, the amount available for borrowing under the Uniti Revolver was $499.7 million as of March 31, 2026.

The variable interest rate on borrowings outstanding under the Uniti Revolver was 7.78%, and the weighted average rate on amounts outstanding was 7.78% for the three months ended March 31, 2026.

The senior secured credit facility under the Uniti Credit Agreement contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the borrowers and their subsidiaries to incur indebtedness, grant liens on their assets, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay certain dividends and other restricted payments. These negative covenants are similar to the negative covenants contained in the indentures that govern our outstanding notes, subject to certain exceptions. The borrowers and their subsidiaries are also required to maintain a consolidated secured net leverage ratio not to exceed 5.00 to 1.00. In addition, the Uniti Credit Agreement contains customary events of default, including a cross-default provision whereby the failure of the borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Uniti Credit Agreement. In particular, a repayment obligation could be triggered if (i) the borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2026, the borrowers were in compliance with all of the covenants under the Uniti Credit Agreement.

Windstream Credit Agreement

Uniti Services (formerly Windstream Services, LLC) entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, on September 21, 2020 (as amended, the “Windstream Credit Agreement”), which currently provides for (a) a senior secured revolving credit facility (the “Windstream Revolver”), (b) a senior secured first lien term loan facility that consists of $500.0 million of term loan borrowings (the “Windstream Term Loan”) that matures on October 1, 2031, and (c) a seven-year term loan facility with a principal amount of $1.0 billion (the “2025 Term Loan”) that matures on October 6, 2032. On October 6, 2025, Uniti Services entered into an amendment to the Windstream Credit Agreement to, among other things, (i) extend the maturity date of the Windstream Revolver to December 30, 2027 and (ii) provide for the 2025 Term Loan. The Windstream Revolver will have $475.0 million of capacity through January 23, 2027 and $425.0 million of capacity through December 30, 2027. On February 4, 2026, Uniti Services repaid the Windstream Term Loan in full using a portion of the net proceeds raised in the offering of the 8.625% notes (as defined below).

Borrowings under the Windstream Revolver bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a SOFR term rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated total senior secured leverage ratio. The Windstream Term Loan bears interest based on a floating rate plus a margin which, at Uniti Services’ election, may be the Base Rate plus 3.75% or the Adjusted Term SOFR Rate plus 4.75% (each as defined in the Windstream Credit Agreement), provided that the Adjusted Term SOFR Rate “floor” shall be 0%. The 2025 Term Loan bears interest based on a floating rate plus a margin which, at Uniti Services’ election, may be the Base Rate plus 3.00% or the Adjusted Term SOFR Rate plus 4.00% (each as defined in the existing Windstream Credit Agreement), provided that the Adjusted Term SOFR Rate “floor” shall be 0%.

The 2025 Term Loan is subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity. The 2025 Term Loan is also subject to mandatory prepayment and reduction in an amount equal to (a) 100% of the net cash proceeds of non-ordinary course asset dispositions or casualty events with step-downs to (1) 50% if the consolidated first lien secured leverage ratio would be less than or equal to 1.50 to 1.00 but greater than 1.00 to 1.00, or (2) 0% if the consolidated first lien senior secured leverage ratio would be less than or equal to 1.00 to 1.00, subject to the right to reinvest such proceeds within a specified period of time and certain other exceptions and (b) 100% of the net cash proceeds received from the incurrence of any certain indebtedness not expressly permitted under the Windstream Credit Agreement.

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

The variable interest rate on the Windstream Term Loan ranged from 8.52% to 8.57%, and the weighted average rate on amounts outstanding on the Windstream Term Loan was 8.56% for January 1, 2026 through the date of repayment of February 4, 2026. The variable interest rate on the 2025 Term Loan ranged from 7.67% to 7.72%, and the weighted average rate on amounts outstanding on the 2025 Term Loan was 7.69% for three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company borrowed $25.0 million under the Windstream Revolver and repaid $340.0 million of borrowings by the end of the period. Considering letters of credit of $112.7 million, the amount available for borrowing under the Windstream Revolver was $362.3 million as of March 31, 2026.

The variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 7.78% to 10.00%, and the weighted average rate on amounts outstanding was 8.05% for the three months ended March 31, 2026.

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

Events of default under the Windstream Credit Agreement include nonpayment of principal, interest or other amounts when due, violation of certain covenants, inaccuracy of representations or warranties, certain defaults under other material debt, certain bankruptcy or insolvency events, certain material judgments, invalidity of collateral documents, change of control, certain regulatory events having a material adverse effect, and certain Employee Retirement Income Security Act events, in each case subject to customary threshold, notice and grace period provisions.

Guarantees and Security under the Uniti Credit Agreement and Windstream Credit Agreement

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

Senior Unsecured Notes

On June 24, 2025, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $600.0 million aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “existing 8.625% unsecured notes” pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “existing 8.625% senior notes indenture”).

On February 4, 2026, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $1.0 billion aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% notes” and, together with the 6.00% unsecured notes, the 6.50% unsecured notes and the existing 8.625% unsecured notes, the “existing unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture” and, together with the 6.00% senior notes indenture and, the 6.50% senior notes indenture and the existing 8.625% senior notes indenture, the “unsecured notes indentures”). Upon the guarantee of the 8.625% notes by each of the regulated subsidiaries that guarantee the existing unsecured 8.625% notes, the 8.625% notes are expected to be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the existing 8.625% senior notes indenture, have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes. Net proceeds from the issuance of the 8.625% notes were used to repay the Windstream Term Loan, including related fees and expenses, and for general corporate purposes, including the repayment of borrowings outstanding under the revolving credit agreements and success-based capital expenditures.

Kinetic ABS Notes

On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS Notes”), each with an anticipated repayment date (the “Kinetic ABS Term ARD”) in February 2031. The Company will use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

The Kinetic ABS Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”), in each case by and among the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC (together the “Kinetic ABS Asset Entities” and, together with the Kinetic ABS Issuer, the “Kinetic ABS Obligors”), and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the Kinetic ABS Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”) to be issued by the Kinetic ABS Issuer. Drawings and the other terms related to the Kinetic ABS Class A-1 Variable Funding Notes are governed by the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of January 30, 2026 (the “VFN Purchase Agreement”), among the Kinetic ABS Obligors, Uniti Kinetic Fiber LLC, as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. Subject to the future satisfaction of certain conditions described in the VFN Purchase Agreement, the committed note purchasers party thereto will provide commitments to fund the Kinetic ABS Class A-1 Variable Funding Notes from time to time (and issue certain letters of credit) on a revolving basis until the anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes (or, if earlier, the date on which the commitments thereunder are automatically terminated or permanently reduced to $0). The initial anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes is February 2029 and may be extended at the option of the Kinetic ABS Issuer for two additional one-year periods, in each case subject to the satisfaction of certain conditions described in the VFN Purchase Agreement.

In connection with the issuance of the Kinetic ABS Notes and the Kinetic ABS Class A-1 Variable Funding Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes” and, together with the Kinetic ABS Notes and the Kinetic ABS Class A-1 Variable Funding Notes, collectively, the “Series 2026-1 Notes”) to be issued by the Kinetic ABS Issuer, solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls.

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

The Series 2026-1 Notes are obligations only of the Kinetic ABS Obligors pursuant to the Kinetic ABS Base Indenture. Pursuant to the Kinetic ABS Base Indenture and the related transaction documents, the Series 2026-1 Notes are guaranteed by each Kinetic ABS Asset Entity and the Kinetic ABS Issuer’s direct parent company (the “Kinetic Holdco Guarantor”), and such guarantees and the Series 2026-1 Notes are secured by security interests in the equity interests in the Kinetic ABS Issuer and substantially all of the assets of the Kinetic ABS Issuer and the other Kinetic ABS Obligors, which assets are primarily the fiber network assets and related residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia that have been sold or contributed to the Kinetic ABS Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the Kinetic ABS Obligors and the Kinetic Holdco Guarantor (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the Kinetic ABS Obligors under the Kinetic ABS Base Indenture or the Series 2026-1 Notes, and neither the Kinetic Holdco Guarantor, the Kinetic ABS Issuer nor any of the other Kinetic ABS Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The Series 2026-1 Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the Kinetic ABS Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Series 2026-1 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Kinetic ABS Notes prior to the monthly payment date in February 2029, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Kinetic ABS Base Indenture, the Kinetic ABS Notes and the Kinetic ABS Class A-1 Variable Funding Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Series 2026-1 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Series 2026-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Maturities for long-term debt outstanding as of March 31, 2026, excluding $36.5 million of unamortized premium (discount) and deferred financing costs, were as follows:

(Millions)
Remainder of 2026	$7.5
2027	316.5
2028	580.0
2029	1,120.0
2030	1,299.0
Thereafter	7,360.1
Total	$10,683.1

Gain (Loss) on Extinguishment of Debt

As discussed above, in February 2026, Uniti Services used a portion of the net proceeds from the issuance of the $1.0 billion aggregate principal amount of additional 8.625% senior notes to repay in full the Windstream Term Loan, which was accounted for as a debt extinguishment. As a result, the Company recognized a pretax gain on the extinguishment of debt of $1.2 million, consisting of the write-off of the unamortized premium related to the Windstream Term Loan at the date of repayment.

As discussed above, in February 2025, Old Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and to redeem $125.0 million aggregate principal amount of its 10.50% secured notes. In connection with these transactions, Old Uniti recognized a pretax loss on the extinguishment of the ABS Loan Facility of $3.2 million and a pretax loss on the partial extinguishment of the 10.50% secured notes of $5.3 million, which included $4.8 million for the write off of the unamortized discount and deferred financing costs and $3.7 million for the redemption premiums.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of the notes and other debt obligations. These costs are deferred and amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, we recognized $5.3 million and $6.0 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended March 31,
(Millions)	2026	2025
Senior secured notes	$113.1	$81.2
Senior unsecured notes	60.6	34.3
Senior secured revolving credit facility - variable rate	3.2	0.8
ABS Notes and Bridge Loan Facility	13.0	8.2
Kinetic ABS Notes	0.6	—
Interest rate cap	—	0.2
Interest rate swaps	(0.6)	—
Amortization of deferred financing costs and debt premium/discount	0.7	5.5
Accretion of settlement payable	—	0.9
Capitalized interest	(4.8)	(0.6)
Other	2.5	(1.0)
Total interest expense, net	$188.3	$129.5

Note 6. Derivatives:

The Company enters into interest rate swap agreements to mitigate its exposure to the variability in cash flows related to its variable rate debt outstanding under its credit agreements. As of December 31, 2025, the Company was party to four pay fixed, receive variable interest rate swap agreements with two bank counterparties. The first swap was assumed by the Company in connection with the Merger and has a notional value of $200.0 million, fixed rate paid of 4.1730% and matures on October 31, 2029. On October 6, 2025, the Company entered into three new interest rate swap agreements consisting of a swap with a notional value of $400.0 million, fixed rate paid of 3.332%, maturing on October 31, 2028; a swap with a notional value of $400.0 million, fixed rate paid of 3.365%, maturing on October 31, 2029; and a swap with a notional value of $400.0 million, fixed rate paid of 3.417%, maturing on October 31, 2030. For all four interest rate swaps, the variable rate received is the one-month USD-SOFR (not subject to a floor) that resets at the end of each month. The Company has designated the swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its credit agreements due to changes in the benchmark interest rate.

In conjunction with the first quarter 2026 debt refinancing transactions previously discussed in Note 5, which included the repayment of the Windstream Term Loan, on January 28, 2026, the Company terminated a portion of each of the three $400.0 million notional value interest rates swaps. For each affected interest rate swap, $250.0 million of the original $400.0 million notional value was terminated, and accordingly, the remaining notional value for each of the three interest rate swaps was $150.0 million ($450.0 million in the aggregate). Upon termination, the Company received aggregate cash proceeds of $2.6 million from the respective bank counterparties and the Company discontinued hedge accounting for the terminated portion of the three interest rate swaps. Because the Company concluded that it was probable that a portion of the original hedged transactions (future variable interest payments) would still occur, the risk of the variability of future cash flows was not fully eliminated upon discontinuing hedge accounting. Accordingly, unrealized gains deferred in accumulated other comprehensive income related to the discontinued hedging relationships as of January 28, 2026, of approximately $2.8 million are being amortized on a straight-line basis to interest expense over the remaining contractual terms of the underlying interest rate swaps. Unrealized gains related to the portion of the forecasted variable interest rate payments that were probable not to occur of approximately $1.0 million were immediately recognized in other income, net.

In addition to the interest rate swaps discussed above, on March 1, 2024, Old Uniti had entered into an interest rate cap related to the ABS Loan Facility, which was designated as a cash flow hedge, with a notional value of $275.0 million, and effectively capped the one-month term USD-SOFR at 4.50%. The interest rate cap expired during the third quarter of 2025.

Set forth below is information related to the Company’s cash flow hedges:

(Millions)	March 31, 2026	December 31, 2025
Designated portion of cash flow hedges, measured at fair value:
Other current assets	$1.2	$0.3
Other assets	$1.3	$—
Other current liabilities	$1.0	$1.7
Other liabilities	$3.3	$5.5
Accumulated other comprehensive income (loss)	$1.1	$(2.5)
De-designated portion of cash flow hedges, unamortized value
Accumulated other comprehensive income	$2.7	$—

Changes in derivative instruments were as follows for the three months ended March 31:

(Millions)	2026	2025
Designated cash flow hedges:
Changes in fair value, net of tax	$7.9	$(0.1)
Reclassification of unrealized losses, net of tax	$(1.6)	$0.2
De-designated cash flow hedges:
Reclassification of unrealized losses, net of tax	$(0.1)	$—

As of March 31, 2026, the Company expects to recognize net gains of $1.3 million, net of taxes, in interest expense during the next twelve months for interest settlements related to its interest rate swap agreement.

All or a portion of the change in fair value of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If the Company extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the outstanding notional amount of the swap exceeds the outstanding notional amount of variable rate debt, all or a portion of the change in fair value of the swap may be recognized in earnings. In addition, the change in fair value of the swap may be recognized in earnings if the Company determines it is no longer probable that it will have future variable rate cash flows to hedge against. The Company has assessed the counterparties risk and determined that no substantial risk of default exists as of March 31, 2026, because each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Ratings, Standard & Poor’s Global Ratings and Fitch Ratings.

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

The following table presents the Company’s derivative assets subject to an enforceable master netting arrangement as of March 31, 2026 and December 31, 2025.

	Gross Amount of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Interest rate swaps	$2.5	$(2.5)	$—	$—
December 31, 2025:
Interest rate swaps	$0.3	$(0.3)	$—	$—

Information pertaining to derivative liabilities was as follows:

	Gross Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Interest rate swaps	$4.3	$(2.5)	$—	$1.8
December 31, 2025:
Interest rate swaps	$7.2	$(0.3)	$—	$6.9

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, interest rate swaps and notes and other debt, interest and dividends payable. With respect to the Company’s financial instruments, the carrying amount of cash, restricted cash, accounts receivable, accounts payable, interest and dividends payable were estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The fair value of cash equivalents, interest rate swaps, and notes and other debt is measured on a recurring basis.

Non-financial assets and liabilities, including property, plant and equipment, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three months ended March 31, 2026 requiring any non-financial asset and liability to be subsequently recognized at fair value.

The fair value of financial instruments was as follows:

(Millions)	March 31, 2026	December 31, 2025
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$750.1	$—
Interest rate swap asset - Level 2	$2.5	$0.3
Interest rate swap liabilities - Level 2	$4.3	$7.2
Not Recorded at Fair Value in the Financial Statements:
Notes and other debt, including current portion - Level 2: (b)
Included in current portion of notes and other debt	$10.0	$10.1
Included in notes and other debt, net	$10,788.2	$9,648.3

(a)As of March 31, 2026, cash equivalents included highly liquid, actively traded money market funds with next day access.

(b)Recognized at carrying value of $10,771.6 million and $9,630.8 million, including the current portion and excluding unamortized deferred financing costs, at March 31, 2026 and December 31, 2025, respectively.

The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using the applicable observable, quoted swap rates (USD-SOFR) for the full term of the swaps and incorporating credit valuation adjustments to appropriately reflect both the Company’s own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2026, the adjustment to the fair value of the interest rate swaps to reflect non-performance risk was immaterial.

Note 8. Revenues:

Revenues from contracts with customers are accounted for under ASC Topic 606 - Revenues from Contracts with Customers (“ASC 606”) and are earned primarily through the provisioning of telecommunications and other services and through the sale of equipment to customers and contractors. Revenues are also earned from leasing arrangements, federal and state Universal Service Fund (“USF”) programs and other regulatory-related sources and activities.

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

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables that will not be collected. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-offs, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to services and product sales of $13.1 million and $16.7 million at March 31, 2026 and December 31, 2025, respectively.

Accounts receivable consists of the following as of:

(Millions)	March 31, 2026	December 31, 2025
Accounts receivable	$332.6	$371.6
Less: Allowance for credit losses	15.6	12.6
Accounts receivable, net	$317.0	$359.0

Activity in the allowance for credit losses consisted of the following:

(Millions)
Balance as of December 31, 2025	$12.6
Provision for estimated credit losses	9.1
Write-offs, net of recovered accounts	(6.1)
Balance as of March 31, 2026	$15.6

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	March 31, 2026	December 31, 2025
Contract assets (a)	$58.0	$61.7
Contract liabilities (b)	$170.0	$173.9

(a)Included $31.2 million and $34.8 million in other current assets and $26.8 million and $26.9 million in other assets as of March 31, 2026 and December 31, 2025, respectively.

(b)Included $108.9 million and $112.9 million in current deferred revenue and $61.1 million and $61.0 million in noncurrent deferred revenue as of March 31, 2026 and December 31, 2025, respectively.

	Three Months Ended March 31,
(Millions)	2026	2025
Revenues recognized included in the opening contract liability balance	$89.0	$1.6

Remaining Performance Obligations – Remaining performance obligations represent services the Company is required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. Certain contracts provide customers the option to purchase additional services or usage-based services. The fees relate to the additional services or usage-based services and are recognized when the customer exercises the option, typically on a month-to-month basis. In determining the transaction price allocated, the Company does not include these non-recurring fees and estimates for usage, nor does it consider arrangements with an original expected duration of less than one year.

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.1 billion for contracts with original expected durations of more than one year remaining. The Company expects to recognize approximately 30%, 31%, and 20% of our remaining performance obligations as revenue during the remainder of 2026, 2027 and 2028, respectively, with the remaining balance thereafter.

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

Revenues disaggregated by category were as follows:

	Three Months Ended March 31, 2026
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$130.9	$—	$—	$130.9
DSL subscriber and other	135.2	—	—	135.2
Uniti Solutions:
Managed services	—	175.4	—	175.4
TDM	—	8.0	—	8.0
Business services	99.4	—	—	99.4
Switched access	3.5	—	—	3.5
Uniti Fiber	—	—	62.2	62.2
Wholesale	77.0	—	68.4	145.4
Total service revenues accounted for under ASC 606	446.0	183.4	130.6	760.0
Sales revenues	25.1	0.8	1.2	27.1
Total revenues and sales accounted for under ASC 606	471.1	184.2	131.8	787.1
Operating lease income	25.6	0.1	53.2	78.9
Other service and sales revenues (a)	40.2	6.2	75.1	121.5
Total revenues and sales	$536.9	$190.5	$260.1	$987.5

	Three Months Ended March 31, 2025
(Millions)	Kinetic	Uniti Solutions	Fiber Infrastructure	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	—	54.9	54.9
Wholesale	—	—	1.5	1.5
Total service revenues accounted for under ASC 606	—	—	56.4	56.4
Sales revenues	—	—	0.4	0.4
Total revenues and sales accounted for under ASC 606	—	—	56.8	56.8
Operating lease income	—	—	234.4	234.4
Other service and sales revenues (a)	—	—	2.7	2.7
Total revenues and sales	$—	$—	$293.9	$293.9

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

Deferred contract acquisition and fulfillment costs are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current and noncurrent portions of deferred contract acquisition and fulfillment costs are included in prepaid expenses and other assets, respectively, in the accompanying condensed consolidated balance sheets. Amortization of deferred contract acquisition costs and amortization of deferred fulfillment costs are included in selling, general and administrative expenses and costs of services, respectively, in the accompanying condensed consolidated statements of operations.

The following table presents the deferred contract acquisition and fulfillment costs as of:

(Millions)	March 31, 2026	December 31, 2025
Deferred contract acquisition costs:
Prepaid expenses	$15.2	$9.3
Other assets	30.3	16.6
Total deferred contract acquisition costs	$45.5	$25.9
Deferred contract fulfillment costs:
Prepaid expenses	$4.7	$3.0
Other assets	9.8	6.5
Total deferred contract fulfillment costs	$14.5	$9.5
Amortization of deferred contract acquisition costs was $3.8 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of deferred contract fulfillment costs was $1.0 million for the three months ended March 31, 2026. There was no amortization of deferred contract fulfillment costs recorded during the three months ended March 31, 2025.

Note 9. Employee Benefit Plans:

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased.

The minimum required employer contributions to the pension plan in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and will contribute the remaining $2.9 million for the 2025 plan year in September 2026. On April 15, 2026, the Company made in cash its required quarterly employer contribution for the 2026 plan year of $4.4 million. The total amount of the 2026 employer contributions, and amount and timing of future contributions including any voluntary contributions, to the pension plan are dependent upon a myriad of factors, including future investment performance, changes in future discount rates, and changes in the demographics of the population participating in the plan.

The components of pension income were as follows:

(Millions)	March 31, 2026
Benefits earned during the period (a)	$0.5
Interest cost on benefit obligation (b)	7.1
Expected return on plan assets (b)	(8.5)
Net periodic pension income	$(0.9)

(a)Included in cost of services and selling, general and administrative expense.

(b)Included in other income, net.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company’s existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized was $7.4 million for the three months ended March 31, 2026, as compared to $0.6 million for the three months ended March 31, 2025. Expense related to the employee savings plans is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 10. Accumulated Other Comprehensive Income (Loss):

Changes in accumulated other comprehensive income (loss) applicable to our cash flow hedges by component were as follows:

	Three Months Ended March 31,
(Millions)	2026	2025
Balance at beginning of period	$(1.9)	$(0.6)
Interest rate cap:
Change in fair value of interest rate cap, net of tax	—	(0.1)
Designated interest rate swaps:
Change in fair value of interest rate swaps, net of tax	7.9	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.6)	0.2
De-designated interest rate swaps:
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.1)	—
Balance at end of period	$4.3	$(0.5)

Note 11. (Loss) Earnings Per Share:

As previously discussed in Note 2 in connection with the Merger, historical earnings per share data, including the weighted average number of common shares outstanding, have been retrospectively adjusted to reflect the exchange ratio for all periods presented.

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. The Warrants issued in connection with the Merger are considered participating securities and are convertible into shares of our common stock for nominal additional consideration. Accordingly, the Warrants are included in the denominator for both basic and diluted earnings (loss) per share. Dilutive earnings per share also includes the dilutive effect of the Preferred Stock issued in the Merger, the 2027 convertible notes, restricted stock and performance-based awards outstanding during the period, if their effect is not anti-dilutive.

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings (loss) per share under the two-class method. We also have outstanding performance-based restricted stock units (“PSUs”) that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. For the three months ended March 31, 2026, 1.0 million non-participating securities were excluded from the computation of earnings (loss) per share, as their performance conditions have not been met, and 2.1 million non-participating securities were excluded from the computation of earnings (loss) per share, as their effect would have been anti-dilutive due to our reported net loss for the period. For the three months ended March 31, 2025, approximately 0.8 million PSUs were excluded from the computation of diluted earnings per share, as their performance conditions had not been met.

The dilutive effect of the Preferred Stock was calculated by using the “if-converted” method, which assumes an add-back of dividends to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the 2027 convertible notes was calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. For the three months ended March 31, 2026, 102.7 million shares of Preferred Stock and 25.3 million potential common shares related to the 2027 convertible notes were excluded from the computation of earnings (loss) per share, because their effect would have been antidilutive due to our reported net loss for the period. For the three months ended March 31, 2025, we excluded 25.3 million potential common shares related to the 2027 convertible notes from the computation of earnings per share, as their effect would have been anti-dilutive.

The following sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three Months Ended March 31,
(Millions, except per share data)	2026	2025
Basic (loss) earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(70.3)	$12.2
Less: Income allocated to participating securities	—	(0.3)
Less: Dividends declared on Preferred Stock	(15.5)	—
Net (loss) income attributable to common shares	$(85.8)	$11.9
Denominator:
Weighted-average common shares outstanding	234.6	143.5
Weighted-average Warrants outstanding	17.5	—
Total basic weighted-average common shares outstanding	252.1	143.5
Basic (loss) earnings per common share	($0.34)	$0.08

	Three Months Ended March 31,
(Millions, except per share data)	2026	2025
Diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to common shares	$(85.8)	$11.9
Add: Dividends declared on Preferred Stock	—	—
Add: Impact on if-converted dilutive securities	—	—
Net (loss) income attributable to common shares	$(85.8)	$11.9
Denominator:
Basic weighted-average common shares outstanding	252.1	143.5
Add: Effect of dilutive non-participating securities	—	—
Add: Impact on if-converted dilutive securities	—	—
Total diluted weighted-average common shares outstanding	252.1	143.5
Dilutive (loss) earnings per common share	($0.34)	$0.08

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

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities are not monitored by or reported to the CODM by segment. We also do not assign to the segments depreciation and amortization expense, and transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense, net and gain (loss) on extinguishment of debt have been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income, net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

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

The following table summarizes our segment results:

	Three Months Ended March 31,
(Millions)	2026	2025
Kinetic:
Service revenues from external customers	$511.8	$—
Sales revenues from external customers	25.1	—
Total revenues and sales from external customers	536.9	—
Intersegment revenues (a)	11.1	—
Total revenues and sales	548.0	—
Compensation expenses	(94.0)	—
Non-compensation managed expenses (b)	(65.9)	—
Revenue-driven costs (c)	(53.2)	—
Network access and facilities	(47.3)	—
Allocated network operations expenses	(12.0)	—
Customer access (d)	(6.2)	—
Intersegment costs and expenses (e)	(33.9)	—
Contribution margin	$235.5	$—
Uniti Solutions:
Service revenues from external customers	$189.7	$—
Sales revenues from external customers	0.8	—
Total revenues and sales from external customers	190.5	—
Intersegment revenues (f)	1.3	—
Total revenues and sales	191.8	—
Compensation expenses	(15.3)	—
Non-compensation managed expenses (g)	(1.6)	—
Revenue-driven costs (h)	(27.6)	—
Customer access (d)	(40.4)	—
Intersegment costs and expenses (e)	(11.1)	—
Contribution margin	$95.8	$—
Fiber Infrastructure:
Service revenues from external customers	$187.5	$290.8
Sales revenues from external customers	72.6	3.1
Total revenues and sales from external customers	260.1	293.9
Intersegment revenues (i)	34.7	—
Total revenues and sales	294.8	293.9
Network access and facilities expenses	(60.9)	(22.5)
Compensation expenses	(19.1)	(11.7)
Non-compensation managed expenses (j)	(5.0)	(3.6)
Revenue-driven costs (k)	(9.5)	(2.8)
Allocated network operations expenses	(2.6)	—
Customer access (d)	(2.9)	—
Intersegment costs and expenses (e)	(2.1)	—
Contribution margin	$192.7	$253.3
Total segment revenues and sales from external customers	$987.5	$293.9
Total intersegment revenues	47.1	—
Total segment revenues and sales	1,034.6	293.9
Total segment expenses	(463.5)	(40.6)
Total intersegment costs and expenses	(47.1)	—
Total segment contribution margin	$524.0	$253.3

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

(k)Includes federal and state USF fees, provision for credit losses, early termination fees, and cost of fiber sales.

Capital expenditures by segment were as follows:

	Three Months Ended March 31,
(Millions)	2026	2025
Kinetic	$251.9	$—
Uniti Solutions	6.5	—
Fiber Infrastructure	70.4	208.1
Total segment capital expenditures	328.8	208.1
Corporate/Shared (a)	20.4	—
Total	$349.2	$208.1

(a)Represents capital expenditures not directly assigned to the segments and primarily consists of capital outlays for network enhancements and information technology-related projects benefiting Uniti as a whole.

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended March 31,
(Millions)	2026	2025
Total segment revenues and sales	$1,034.6	$293.9
Intersegment revenues	(47.1)	—
Total consolidated revenues and sales	$987.5	$293.9

The following table reconciles total segment contribution margin to consolidated net (loss) income:

	Three Months Ended March 31,
(Millions)	2026	2025
Total segment contribution margin	$524.0	$253.3
Depreciation and amortization	(289.8)	(79.7)
Transaction related and other costs	(30.1)	(7.8)
Corporate/shared operating expenses	(85.5)	(15.5)
Amortization of non-cash rights-of-use assets	(0.1)	(0.8)
Stock-based compensation	(7.6)	(3.8)
Other income, net	6.5	—
Gain (loss) on extinguishment of debt	1.2	(8.5)
Interest expense, net	(188.3)	(129.5)
Income tax (expense) benefit	(0.6)	4.5
Net (loss) income	$(70.3)	$12.2

Note 13. Commitments and Contingencies:

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

Note 14. Supplementary Unrestricted Subsidiary Information:

During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

In conjunction with the issuance of the Kinetic ABS Notes, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and we designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s outstanding senior notes. We also formed the Kinetic ABS Notes Obligors, each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS Notes Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes. See Note 5 for additional information regarding our asset-backed securities.

Below are the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, of such unrestricted subsidiaries:

	As of March 31, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$16.1	$966.5	$—	$982.6
Restricted cash	143.8	5.5	—	149.3
Accounts receivable, net	37.5	351.6	(72.1)	317.0
Inventories	—	43.8	—	43.8
Prepaid expenses	—	147.3	(1.7)	145.6
Other current assets	0.7	168.8	—	169.5
Total current assets	198.1	1,683.5	(73.8)	1,807.8
Goodwill	—	1,158.5	—	1,158.5
Intangible assets, net	—	1,212.6	—	1,212.6
Property, plant and equipment, net	1,848.7	6,470.5	—	8,319.2
Operating lease right-of-use assets, net	—	527.3	(31.7)	495.6
Other assets	23.7	125.6	(31.6)	117.7
Total assets	$2,070.5	$11,178.0	$(137.1)	$13,111.4
Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	58.4	201.0	(72.1)	187.3
Deferred revenue	13.6	252.9	(3.9)	262.6
Current portion of operating lease obligations	—	119.2	—	119.2
Accrued taxes	1.8	51.6	—	53.4
Accrued interest	11.3	175.5	—	186.8
Other current liabilities	—	353.9	—	353.9
Total current liabilities	85.1	1,164.1	(76.0)	1,173.2
Notes and other debt, net	1,762.7	8,895.2	(21.3)	10,636.6
Noncurrent operating lease obligations	—	342.9	—	342.9
Noncurrent deferred revenue	95.9	314.6	(39.8)	370.7
Deferred income tax assets, net	—	17.9	—	17.9
Other liabilities	—	250.4	—	250.4
Total liabilities	1,943.7	10,985.1	(137.1)	12,791.7
Shareholders' equity:
Total shareholders' equity	126.8	192.9	—	319.7
Total liabilities and shareholders' equity	$2,070.5	$11,178.0	$(137.1)	$13,111.4

	As of December 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$5.4	$48.1	$—	$53.5
Restricted cash	75.2	5.4	—	80.6
Accounts receivable, net	18.0	394.6	(53.6)	359.0
Inventories	—	44.0	—	44.0
Prepaid expenses	—	137.6	—	137.6
Other current assets	—	156.3	—	156.3
Total current assets	98.6	786.0	(53.6)	831.0
Goodwill	—	1,158.3	—	1,158.3
Intangible assets, net	—	1,293.3	—	1,293.3
Property, plant and equipment, net	614.4	7,527.5	—	8,141.9
Operating lease right-of-use assets, net	—	516.6	—	516.6
Other assets	23.4	103.2	(31.0)	95.6
Total assets	$736.4	$11,384.9	$(84.6)	$12,036.7
Liabilities and shareholders' equity (deficit):
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	47.7	177.4	(53.6)	171.5
Deferred revenue	7.4	233.5	(1.1)	239.8
Current portion of operating lease obligations	—	122.6	—	122.6
Accrued taxes	0.5	51.3	—	51.8
Accrued interest	10.3	128.5	—	138.8
Other current liabilities	—	389.4	—	389.4
Total current liabilities	65.9	1,112.7	(54.7)	1,123.9
Notes and other debt, net	822.1	8,728.6	(21.3)	9,529.4
Noncurrent operating lease obligations	—	360.5	—	360.5
Noncurrent deferred revenue	62.5	314.8	(8.6)	368.7
Deferred income tax assets, net	—	17.7	—	17.7
Other liabilities	—	256.1	—	256.1
Total liabilities	950.5	10,790.4	(84.6)	11,656.3
Shareholders' equity (deficit):
Total shareholders' equity (deficit)	(214.1)	594.5	—	380.4
Total liabilities and shareholders' equity (deficit)	$736.4	$11,384.9	$(84.6)	$12,036.7

	Three Months Ended March 31, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$88.7	$929.9	$(31.1)	$987.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	26.4	358.6	(26.8)	358.2
Cost of sales (exclusive of depreciation and amortization)	—	29.8	—	29.8
Selling, general and administrative	6.3	166.7	(4.3)	168.7
Depreciation and amortization	15.8	274.0	—	289.8
Transaction related and other costs	—	30.1	—	30.1
Total costs and expenses	48.5	859.2	(31.1)	876.6
Operating income	40.2	70.7	—	110.9
Other expense, net	0.1	6.4	—	6.5
Gain on extinguishment of debt	—	1.2	—	1.2
Interest expense, net	(23.2)	(165.1)	—	(188.3)
Income (loss) before income taxes	17.1	(86.8)	—	(69.7)
Income tax expense	—	(0.6)	—	(0.6)
Net income (loss)	$17.1	$(87.4)	$—	$(70.3)

	Three Months Ended March 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Revenue and sales	$32.0	$273.4	$(11.5)	$293.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	9.3	31.6	(9.5)	31.4
Cost of sales (exclusive of depreciation and amortization)	—	1.0	—	1.0
Selling, general and administrative	5.0	25.3	(2.0)	28.3
Depreciation and amortization	5.8	73.9	—	79.7
Transaction related and other costs	—	7.8	—	7.8
Total costs and expenses	20.1	139.6	(11.5)	148.2
Operating income	11.9	133.8	—	145.7
Other income, net	—	—	—	—
Loss on extinguishment of debt	(3.2)	(5.3)	—	(8.5)
Interest expense, net	(9.1)	(120.4)	—	(129.5)
(Loss) income before income taxes	(0.4)	8.1	—	7.7
Income tax benefit	—	4.5	—	4.5
Net (loss) income	$(0.4)	$12.6	$—	$12.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2026. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, and the notes thereto set forth in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026.

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including 564,000 residential fiber customers, with a network that includes 1.9 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored waves and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Uniti Solutions and Fiber Infrastructure. See Notes 8 and 12 for additional information regarding the Company’s business segments.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Because Old Uniti is treated as the accounting acquirer, financial information for periods prior to the Merger reflect the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream. The Merger was a taxable transaction for U.S. federal income tax purposes. See Notes 1, 2 and 3 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the Merger.

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

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. We also do not assign to the segments depreciation and amortization expense and transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense, net and gain (loss) on extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income, net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Other Significant Developments

Debt Refinancing Transactions Completed in the First Quarter of 2026

Kinetic ABS Offering – On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS Notes”), each with an anticipated repayment date in February 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

The Kinetic ABS Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”). In connection with the issuance of the Kinetic ABS Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”). The Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes” and, together with the Kinetic ABS Notes and the Kinetic ABS Class A-1 Variable Funding Notes, collectively, the “Series 2026-1 Notes”) to be issued solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls. As of the closing of the transactions on January 30, 2026, the Kinetic ABS Issuer has $960.1 million aggregate principal amount of Kinetic ABS Notes outstanding, zero principal amount of Kinetic ABS Class A-1 Variable Funding Notes outstanding and zero principal amount of Kinetic ABS Class A-1 Liquidity Funding Notes outstanding. The Kinetic ABS Base Indenture allows the Kinetic ABS Issuer to issue additional series of notes subject to certain conditions set forth therein.

While the Series 2026-1 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, commencing on March 25, 2026. The Series 2026-1 Notes are subject to a series of customary covenants and restrictions.

Senior Unsecured Notes – On February 4, 2026, Uniti Services LLC, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $1.0 billion aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture”). Upon the guarantee of the 8.625% notes by each of the regulated subsidiaries that guarantee the existing 8.625% unsecured notes, the 8.625% notes are expected to be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the existing 8.625% senior notes indenture, have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes. Net proceeds from the issuance of the 8.625% notes were used to repay the Windstream Term Loan, including related fees and expenses, and for general corporate purposes, including the repayment of borrowings outstanding under the revolving credit agreements and success-based capital expenditures.

See Note 5 to the condensed consolidated financial statements for additional information related to the issuance of the Kinetic ABS Notes and the additional 8.625% notes completed in the first quarter of 2026.

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

Financial and Performance Highlights

The following is a summary of our operating results for the three months ended March 31, 2026:

•We generated consolidated revenues and sales of $987.5 million for the three months ended March 31, 2026, up $693.6 million, when compared to the same period a year ago. The acquired operations of Windstream generated total revenues and sales of $809.3 million for the three months ended March 31, 2026. The Merger accounted for 82% of our total consolidated revenues and sales. During the first quarter of 2026, we entered into an indefeasible right of use (“IRU”) agreement for dark fiber with a large hyperscaler, resulting in $68.7 million in incremental sales revenues, compared to the first quarter of 2025.

•We generated consolidated operating income of $110.9 million for the three months ended March 31, 2026, a decrease of $34.8 million, when compared to the same period a year ago. The acquired operations of Windstream generated operating income of $103.3 million for the three months ended March 31, 2026. Transaction-related and other costs were $30.1 million in the first quarter of 2026, up $22.3 million from the same period a year ago, primarily due to the Merger.

•Within the Kinetic segment, service revenues and contribution margin during the first quarter of 2026 were $511.8 million and $235.5 million, respectively. We extended our fiber coverage during the quarter bringing our total to more than 1.9 million consumer premises passed or 41% of our Kinetic footprint as of March 31, 2026. We ended the first quarter with 564,000 consumer subscribers on our fiber network, representing a 29% fiber consumer subscriber penetration rate (calculated as the total number of fiber consumer subscribers divided by the total number of consumer premises passed).

•Within the Uniti Solutions segment, we continued execution of our transformation strategy, which is shifting away from legacy TDM revenues and narrowing our focus to emphasize profitability for the valuable base of managed services customers. Service revenues and contribution margin for this segment during the first quarter of 2026 were $189.7 million and $95.8 million, respectively.

•Our Fiber Infrastructure segment generated solid operating results highlighted by high demand from carriers, content providers and larger-scale purchasers of network capacity. Service revenues and contribution margin for this segment during the first quarter of 2026 were $187.5 million and $192.7 million, respectively. The acquired wholesale business of Windstream generated service revenues of $116.6 million and direct margin of $122.3 million in the first quarter of 2026.

Due to the relative size of the acquired Windstream operations in relation to Old Uniti's operations, the Merger had a significant impact on the operating results of the Company for the three months ended March 31, 2026. To facilitate a discussion and analysis of our results on a comparable basis, management has supplemented its discussion of the Company's results of operations under GAAP with supplemental unaudited pro forma condensed combined financial information based on the historical results of operations of Old Uniti and Windstream as if the Merger had been consummated on January 1, 2024. See the “Supplemental Unaudited Pro Forma Condensed Combined Financial Information” section within this MD&A for further information on the assumptions used in the preparation of the financial information.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results for Uniti:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues	$889.0	$290.8	$598.2	*
Sales revenues	98.5	3.1	95.4	*
Total revenues and sales	987.5	293.9	693.6	*
Costs and expenses:
Cost of services (a)	358.2	31.4	326.8	*
Cost of sales (a)	29.8	1.0	28.8	*
Selling, general and administrative	168.7	28.3	140.4	*
Depreciation and amortization	289.8	79.7	210.1	*
Transaction related and other costs (b)	30.1	7.8	22.3	*
Total costs and expenses	876.6	148.2	728.4	*
Operating income	110.9	145.7	(34.8)	(24)
Other income, net (c)	6.5	—	6.5	*
Gain (loss) on extinguishment of debt (d)	1.2	(8.5)	(9.7)	(114)
Interest expense, net	(188.3)	(129.5)	58.8	45
(Loss) income before income taxes	(69.7)	7.7	(77.4)	*
Income tax (expense) benefit	(0.6)	4.5	(5.1)	(113)
Net (loss) income	$(70.3)	$12.2	$(82.5)	*
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)Transaction related and other costs include professional services and fees, integration costs, and other miscellaneous costs. For additional information related to these expenses see the corresponding section of Note 3 to the condensed consolidated financial statements.

(c)Primarily includes $5.3 million of interest income earned on short-term investments.

(d)See corresponding section of Note 5 to the condensed consolidated financial statements for information related to the gain (loss) on extinguishment of debt recorded in each period.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase attributable to the Merger	$783.4
Decrease in Fiber Infrastructure service revenues (a)	(185.2)
Net increase in service revenues	$598.2

(a)Decrease primarily reflects the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger.

Sales Revenues

Sales revenues include sales of various types of communications equipment and products to customers including selling network equipment to contractors on a wholesale basis. Consumer product sales include home networking equipment, computers and phones. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $71.4 million and $2.7 million for the three months ended March 31, 2026 and 2025 respectively.

The following table reflects the primary drivers of the changes in sales revenues compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase attributable to sales-type leases (a)	$68.7
Increase attributable to the Merger	25.9
Increase in Fiber Infrastructure equipment and other sales	0.8
Increase in sales revenues	$95.4

(a)Increase attributable to an IRU dark fiber agreement with one large hyperscaler entered into during the first quarter of 2026.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection expense consists of charges incurred to access the public switched network and transport traffic to the internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business taxes, and business and financial services.

The following table reflects the primary drivers of the changes in cost of services compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase attributable to the Merger	$329.8
Decrease in network and other operations	(3.0)
Net increase in cost of services	$326.8

Cost of Sales

Cost of sales represents the associated cost of equipment and the net carrying value of fiber for sales-type leases. The following table reflects the primary drivers of the changes in cost of sales compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase attributable to the Merger	$28.0
Increase attributable to sales-type leases	0.8
Increase in cost of sales	$28.8

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

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase attributable to the Merger	$134.9
Increase in stock-based compensation (a)	3.8
Increase in other costs	1.7
Increase in SG&A	$140.4

(a)Increase was primarily attributable to incremental expense associated with stock-based awards granted to select management employees of Old Uniti in 2025, for which vesting was contingent upon the closing of the Merger.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. Substantially all of the increase in depreciation and amortization during the first quarter of 2026 was attributable to the Merger.

Operating Income

The Company reported operating income of $110.9 million and $145.7 million for the three months ended March 31, 2026 and 2025, respectively. Compared to the same period of 2025, operating income decreased $34.8 million, or 24%, primarily reflecting higher transaction related and other costs related to the Merger of $22.3 million, a decrease in operating lease revenues of $155.5 million, primarily due to the absence of leasing revenues from Windstream subsequent to August 1, 2025 resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger, and the incremental increase in stock-based compensation expense. The unfavorable effects of these items on operating income for the three months ended March 31, 2026 were partially offset by the incremental operating income of $103.3 million attributable to the acquired Windstream operations.

Interest Expense

The following table reflects the primary drivers of the change in interest expense, net compared to the same period a year ago:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Senior secured notes	$31.9
Senior unsecured notes	26.3
Senior secured revolving credit facility - variable rate	2.4
ABS Notes and bridge loan facility	4.8
Kinetic ABS Notes	0.6
Interest rate cap	(0.2)
Interest rate swaps	(0.6)
Amortization of deferred financing costs and debt premium/discount	(4.8)
Accretion of settlement payable	(0.9)
Capitalized interest	(4.2)
Other	3.5
Total interest expense, net	$58.8

As presented in the table above, interest expense, net increased $58.8 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase reflects the incremental net increase of approximately $4.5 billion in aggregate long-term debt outstanding following the completion of the Merger and debt refinancing transactions completed in the fourth quarter of 2025 and first quarter of 2026. See Note 5 to the condensed consolidated financial statements for additional information related to our long-term debt obligations.

Income Taxes

In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three months ended March 31, 2026, we recorded income tax expense of $0.6 million resulting in an effective tax rate of (0.8)%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2026 primarily due to the change in valuation allowance recorded against current year income and current state income tax.

For the three months ended March 31, 2025, we recorded income tax benefit of $4.5 million resulting in an effective tax rate of (58.7)%. The provision for income taxes differed from the statutory rate for the three months ended March 31, 2025 primarily due to the benefit of Old Uniti’s REIT status.

BUSINESS SEGMENT OPERATING RESULTS

KINETIC

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$144.8	$—	$144.8	*
DSL subscriber and other	145.6	—	145.6	*
Total consumer	290.4	—	290.4	*
Business services	99.6	—	99.6	*
Wholesale	78.1	—	78.1	*
RDOF funding	13.1	—	13.1	*
State USF	12.8	—	12.8	*
Switched access	3.5	—	3.5	*
End user surcharges	14.3	—	14.3	*
Intersegment revenues	11.1	—	11.1	*
Total service revenues	522.9	—	522.9	*
Sales revenues	25.1	—	25.1	*
Total revenues and sales	548.0	—	548.0	*
Compensation expense	(94.0)	—	94.0	*
Non-compensation managed expenses	(65.9)	—	65.9	*
Revenue-driven costs	(53.2)	—	53.2	*
Network access and facilities	(47.3)	—	47.3	*
Allocated network and customer operations expenses	(12.0)	—	12.0	*
Customer access	(6.2)	—	6.2	*
Intersegment costs and expenses	(33.9)	—	33.9	*
Contribution margin	$235.5	$—	$235.5	*
* Not meaningful

The increase in Kinetic segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

A summary of Kinetic broadband customers was as follows as of March 31, 2026:

(Thousands)
Fiber consumer broadband customers	564.3
DSL consumer broadband customers	409.1
Total consumer broadband customers	973.4

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

UNITI SOLUTIONS

Results of Operations

The following table reflects the Uniti Solutions segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services	$175.5	$—	$175.5	*
TDM	8.0	—	8.0	*
End user surcharges	6.2	—	6.2	*
Intersegment revenues	1.3	—	1.3	*
Total service revenues	191.0	—	191.0	*
Sales revenues	0.8	—	0.8	*
Total revenues and sales	191.8	—	191.8	*
Compensation expense	(15.3)	—	15.3	*
Non-compensation managed expenses	(1.6)	—	1.6	*
Revenue-driven costs	(27.6)	—	27.6	*
Customer access	(40.4)	—	40.4	*
Intersegment costs and expenses	(11.1)	—	11.1	*
Contribution margin	$95.8	$—	$95.8	*
* Not meaningful

The increase in Uniti Solutions segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

FIBER INFRASTRUCTURE

Results of Operations

The following table reflects the Fiber Infrastructure segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$111.3	$222.4	$(111.1)	(50)
Uniti Fiber	76.2	68.4	7.8	11
Intersegment revenues (b)	34.7	—	34.7	*
Total service revenues	222.2	290.8	(68.6)	(24)
Sales revenues (c)	72.6	3.1	69.5	*
Total revenues and sales	294.8	293.9	0.9	—
Network access and facilities expenses (d)	(60.9)	(22.5)	38.4	171
Compensation expenses (d)	(19.1)	(11.7)	7.4	63
Non-compensation managed expenses	(5.0)	(3.6)	1.4	39
Revenue-driven costs (d)	(9.5)	(2.8)	6.7	*
Allocated network and customer operations expenses (d)	(2.6)	—	2.6	*
Customer access (d)	(2.9)	—	2.9	*
Intersegment costs and expenses (e)	(2.1)	—	2.1	*
Contribution margin	$192.7	$253.3	$(60.6)	(24)
* Not meaningful

(a)Decrease primarily reflects the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger previously discussed, partially offset by incremental revenues of $78.2 million attributable to the acquired wholesale operations of Windstream.

(b)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(c)Increase was primarily attributable to revenues from sales-type leases and reflects the impact of the IRU dark fiber agreement with a large hyperscaler entered into during the first quarter of 2026, as previously discussed.

(d)Increase was primarily attributable to the acquired wholesale operations of Windstream, which accounted for $42.2 million of the increase in network access and facilities expense, $8.7 million of the increase in compensation expense and $5.9 million of the increase in revenue driven costs.

(e)Consists of intercompany charges from Kinetic for resale access services.

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The supplemental unaudited pro forma combined consolidated results of operations for the three months ended March 31, 2025 is presented to illustrate the estimated impacts of the Merger, which was consummated on August 1, 2025, based on the historical results of operations of Old Uniti and Windstream after giving eﬀect to the Merger and the assumptions and adjustments further described below. See Notes 1, 2 and 3 to the condensed consolidated financial statements for additional information on the Merger.

The supplemental unaudited pro forma condensed combined financial information is presented as if the Merger had been consummated on January 1, 2024, and combines the historical results of Old Uniti and Windstream. The unaudited supplemental pro forma condensed combined financial information set forth below primarily gives eﬀect to the following assumptions and adjustments:

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

The supplemental unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of January 1, 2024, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying supplemental unaudited pro forma condensed combined statements of operations do not reﬂect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

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

The supplemental unaudited pro forma combined segment results of operations for the three months ended March 31, 2025 presented herein are based upon the combined historical financial information of Old Uniti and Windstream and exclude the effects of intercompany transactions that existed between the companies prior to the Merger. Because depreciation and amortization expense and interest expense are not allocated to the segments, the supplemental unaudited pro forma combined segment results of operations do not include the effects of the pro forma adjustments to depreciation and amortization expense, interest expense nor the elimination of historical amortization of deferred commission and deferred costs to fulfill discussed above. Accordingly, the supplemental unaudited pro forma combined segment results of operations information presented for the three months ended March 31, 2025 has not been prepared in accordance with SEC Regulation S-X Article 11. The supplemental unaudited pro forma combined segment results of operations are presented for informational purposes only and are not intended to represent nor necessarily be indicative of what the combined company’s business segment results of operations would have been had the Merger been completed on January 1, 2024. The supplemental unaudited pro forma combined segment results of operations results do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

The following table compares the Company’s actual consolidated operating results for the first quarter of 2026 (GAAP basis) to the first quarter of 2025 (prepared on a pro forma combined basis):

	GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended March 31,
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues	$889.0	$964.4	$(75.4)	(8)
Sales revenues	98.5	12.9	85.6	*
Total revenues and sales	987.5	977.3	10.2	1
Costs and expenses:
Cost of services (a)	358.2	399.3	(41.1)	(10)
Cost of sales (a)	29.8	11.5	18.3	159
Selling, general and administrative	168.7	173.3	(4.6)	(3)
Depreciation and amortization	289.8	238.9	50.9	21
Gain on sale of operating assets	—	(25.8)	(25.8)	(100)
Transaction related and other costs	30.1	11.1	19.0	171
Total costs and expenses	876.6	808.3	68.3	8
Operating income	110.9	169.0	(58.1)	(34)
Other income, net	6.5	4.0	2.5	63
Gain (loss) on extinguishment of debt	1.2	(8.5)	(9.7)	(114)
Interest expense, net	(188.3)	(188.0)	0.3	*
Loss before income taxes	(69.7)	(23.5)	46.2	*
Income tax (expense) benefit	(0.6)	6.5	(7.1)	*
Net loss	(70.3)	(17.0)	53.3	*
Dividends declared on convertible preferred stock	(15.5)	(16.1)	(0.6)	(4)
Net loss attributable to common shareholders	$(85.8)	$(33.1)	$52.7	159
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

Service Revenues

The following table reflects the primary drivers of the change in the first quarter of 2026 actual service revenues compared to the same period a year ago prepared on a pro forma combined basis:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in Fiber Infrastructure service revenues (a)	$18.7
Decrease in Kinetic service revenues (b)	(44.6)
Decrease in Uniti Solutions revenues (c)	(49.5)
Net decrease in service revenues	$(75.4)

(a)Increase was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Decrease primarily reflects declines in consumer, business and wholesale revenues. The decrease in consumer revenues reflects a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers and lower demand for consumer voice-only services. The decrease in business revenues was primarily attributable to customer churn and a decline in new sales to customers. Finally, the decrease in wholesale revenues was primarily due to declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network and higher customer churn for legacy TDM and transport services.

(c)Decrease was primarily due to higher customer churn for legacy services as we continue to transition customers from TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

Sales Revenues

The following table reflects the primary drivers of the change in the first quarter of 2026 actual sales revenues compared to the same period a year ago prepared on a pro forma combined basis:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in Fiber Infrastructure sales revenues (a)	$69.5
Increase in Kinetic sales revenues (b)	15.5
Increase in Uniti Solutions sales revenues	0.6
Increase in sales revenues	$85.6

(a)Increase is primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $71.4 million for the three months ended March 31, 2026, compared to $2.7 million for the same period of 2025 on a pro forma combined basis.

(b)Increase reflects higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

Cost of Services

The following table reflects the primary drivers of the change in the first quarter of 2026 actual cost of services compared to the same period a year ago prepared on a pro forma combined basis:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in other costs	$5.6
Decrease in federal USF expense	(0.7)
Decrease in interconnection expense (a)	(16.9)
Decrease in network and other operations (b)	(29.1)
Net decrease in cost of services	$(41.1)

(a)Decrease in interconnection expense was attributable to increased legacy customer churn for TDM services and lower long-distance usage.

(b)Decrease was attributable to lower facility costs and decreases in salary expense resulting from workforce reductions completed in both 2026 and 2025.

Cost of Sales

The following table reflects the primary drivers of the change in the first quarter of 2026 actual cost of sales compared to the same period a year ago prepared on a pro forma combined basis:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in Kinetic cost of sales	$16.6
Increase in Fiber Infrastructure cost of sales	0.9
Increase in Uniti Solutions cost of sales	0.8
Increase in cost of sales	$18.3

The net change in cost of sales was consistent with the net change in sales revenues.

Selling, General and Administrative (“SG&A”)

The following table reflects the primary drivers of the change in the first quarter of 2026 actual SG&A expenses compared to the same period a year ago prepared on a pro forma combined basis:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in other costs	$1.5
Increase in sales and marketing (a)	4.3
Increase in provision for estimated credit losses	1.9
Decrease in compensation and benefits (b)	(12.3)
Net increase in SG&A	$(4.6)

(a)Increase was primarily attributable to higher advertising costs consistent with the Company’s initiatives to expand penetration of our fiber-based broadband services within our Kinetic footprint.

(b)Decrease was primarily attributable to lower salary costs due to workforce reductions completed in both 2026 and 2025.

Depreciation and Amortization

The change in actual depreciation and amortization expense compared to the same period a year ago on a pro forma combined basis consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
(Millions)	Amount
Increase in depreciation expense (a)	$38.8
Increase in amortization expense (b)	12.1
Increase in depreciation and amortization expense	$50.9

(a)Increase primarily reflects incremental depreciation expense related to new additions of property, plant and equipment.

(b)Increase reflects timing differences in the recognition of amortization expense resulting from the use of an accelerated amortization method (sum-of-the-years-digits method) to amortize the customer relationships intangible assets acquired in the Merger, the effect of which results in an annual decline in expense each period as the intangible assets amortize. Because the supplemental unaudited pro forma condensed combined financial information assumed a Merger completion date of January 1, 2024, amortization expense for the first quarter of 2025 reflected a decrease of $12.5 million on a pro forma combined basis, when compared to actual amortization expense recognized in the first quarter of 2026.

Operating Income

The Company reported actual operating income of $110.9 million for the three months ended March 31, 2026, compared to operating income of $169.0 million for the same period of 2025, on a pro forma combined basis. The decrease in year-over-year operating income primarily reflects an increase in transaction related and other costs related to the Merger of $19.0 million, as well as a reduction in reported gains from the sale of IPv4 addresses of $25.8 million. In addition, the decrease in year-over-year operating income also reflected the overall decline in service revenues previously discussed, partially offset by lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, and lower salary costs due to workforce reductions completed in 2026 and 2025.

Income Taxes

For the three months ended March 31, 2026, the Company recognized actual income tax expense of $0.6 million primarily related to state and local income taxes. Comparatively, the Company recognized an income tax benefit of $6.5 million, for the same period of 2025, on a pro forma combined basis, primarily related to the benefit of Old Uniti’s REIT status, the change in valuation allowance recorded against current year income and current state income tax, and deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger.

Supplemental Unaudited Segment Results of Operations

KINETIC

The following table presents the actual results of operations for the first quarter of 2026 (GAAP basis) compared to the first quarter of 2025 (prepared on a pro forma combined basis) for the Kinetic segment:

	GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended March 31,
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$144.8	$114.9	$29.9	26
DSL subscriber and other	145.6	188.2	(42.6)	(23)
Total consumer (a)	290.4	303.1	(12.7)	(4)
Business services (b)	99.6	106.6	(7.0)	(7)
Wholesale (c)	78.1	103.3	(25.2)	(24)
RDOF funding	13.1	13.1	—	—
State USF	12.8	14.5	(1.7)	(12)
Switched access	3.5	3.2	0.3	9
End user surcharges	14.3	12.6	1.7	13
Intersegment revenues (d)	11.1	13.4	(2.3)	(17)
Total service revenues	522.9	569.8	(46.9)	(8)
Sales revenues (e)	25.1	9.6	15.5	161
Total revenues and sales	548.0	579.4	(31.4)	(5)
Compensation expense (f)	(94.0)	(107.8)	(13.8)	(13)
Non-compensation managed expenses	(65.9)	(58.6)	7.3	12
Revenue-driven costs (g)	(53.2)	(37.5)	15.7	42
Network access and facilities (h)	(47.3)	(53.3)	(6.0)	(11)
Allocated network and customer operations expenses	(12.0)	(14.5)	(2.5)	(17)
Customer access (i)	(6.2)	(8.0)	(1.8)	(23)
Intersegment costs and expenses	(33.9)	(35.2)	(1.3)	(4)
Contribution margin	$235.5	$264.5	$(29.0)	(11)

(a)Decrease reflects a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers and lower demand for consumer voice-only services. The decrease was partially offset by growth in fiber subscriber revenues, consistent with the growth in fiber consumer broadband customers.

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

(h)Decrease was attributable to cost improvements from the continuation of network efficiency projects and rate reduction efforts and increased legacy customer churn, as we continue to transition customers from TDM services.

(i)Decrease attributable to increased customer churn and rate reduction efforts.

UNITI SOLUTIONS

The following table presents the actual results of operations for the first quarter of 2026 (GAAP basis) compared to the first quarter of 2025 (prepared on a pro forma combined basis) for the Uniti Solutions segment:

	GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended March 31,
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services (a)	$175.5	$209.8	$(34.3)	(16)
TDM (a)	8.0	20.6	(12.6)	(61)
End user surcharges	6.2	8.8	(2.6)	(30)
Intersegment revenues	1.3	1.3	—	—
Total service revenues	191.0	240.5	(49.5)	(21)
Sales revenues	0.8	0.2	0.6	*
Total revenues and sales	191.8	240.7	(48.9)	(20)
Compensation expense (b)	(15.3)	(22.1)	(6.8)	(31)
Non-compensation managed expenses	(1.6)	(2.9)	(1.3)	(45)
Revenue-driven costs (c)	(27.6)	(33.5)	(5.9)	(18)
Customer access (d)	(40.4)	(50.1)	(9.7)	(19)
Intersegment costs and expenses (e)	(11.1)	(13.6)	(2.5)	(18)
Contribution margin	$95.8	$118.5	$(22.7)	(19)
* Not meaningful

(a)Decrease was primarily due to higher customer churn for legacy services as we continue to transition customers from TDM services. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage.

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

FIBER INFRASTRUCTURE

The following table presents the actual results of operations for the first quarter of 2026 (GAAP basis) compared to the first quarter of 2025 (prepared on a pro forma combined basis) for the Fiber Infrastructure segment:

	GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended March 31,
(Millions)	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$111.3	$100.7	$10.6	11
Uniti Fiber	76.2	68.1	8.1	12
Intersegment revenues	34.7	36.3	(1.6)	(4)
Total service revenues	222.2	205.1	17.1	8
Sales revenues (b)	72.6	3.1	69.5	*
Total revenues and sales	294.8	208.2	86.6	42
Network access and facilities expenses	(60.9)	(65.7)	(4.8)	(7)
Compensation expenses (c)	(19.1)	(23.3)	(4.2)	(18)
Non-compensation managed expenses	(5.0)	(5.0)	—	—
Revenue-driven costs (d)	(9.5)	(6.9)	2.6	38
Allocated network and customer operations expenses	(2.6)	(3.0)	(0.4)	(13)
Customer access	(2.9)	(3.1)	(0.2)	(6)
Intersegment costs and expenses	(2.1)	(2.2)	(0.1)	(5)
Contribution margin	$192.7	$99.0	$93.7	95
* Not meaningful

(a)Increase was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Increase was primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $71.4 million and $2.7 million for the three months ended March 31, 2026 and 2025 respectively. The increase in revenues from sales-type lease reflects the impact of the IRU dark fiber agreement with a large hyperscaler entered into in the first quarter of 2026, as previously discussed.

(c)Decrease was primarily attributable to reduced internal labor costs due to workforce reductions.

(d)Increase is consistent with the changes in sales revenues discussed in (b) above.

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

Uniti submitted bids under the updated guidance in seven states and was granted provisional awards in the seven states totaling $184.3 million for approximately 58,000 locations: All seven states have received final approval from NTIA. At this time, no award contracts have been signed with any state, however, Uniti expects to begin signing contracts in the second quarter of 2026.

RDOF Funding

In 2019, the FCC announced a $20.0 billion RDOF program to support rural broadband deployments. In January 2020, the FCC established two reverse-auction funding phases, with Phase I funding of $16.0 billion and Phase II funding of $4.4 billion. Phase I targeted areas that were wholly unserved by broadband speeds of at least 25-Megabytes per second (“Mbps”) download and 3-Mbps upload. After conducting an auction, $9.2 billion was awarded in December 2020. At the time, the FCC indicated that the $6.8 billion not awarded would be added to Phase II, but Phase II will not likely proceed, in light of the BEAD Program. Uniti was awarded $522.8 million in support over ten years ($52.3 million per year) for approximately 192,000 locations in eighteen states. Uniti met the 40% completion on or before December 31, 2025 in a number of states but permitting delays in other areas led to a shortfall. Uniti notified the FCC and Universal Service Administrative Company on January 15, 2026, and filed its first quarterly progress report on April 15, 2026. Uniti will continue to cooperate with the FCC on any non‑compliance measures resulting from the delay.

State USF Funding

In the first quarter of 2026, Uniti recognized revenue from state USF programs in Texas, Pennsylvania, New Mexico, Oklahoma, South Carolina, Nebraska, Alabama, and Arkansas. These payments are intended to provide subsidies, in addition to federal USF receipts, for the high cost of operating telecommunications networks in certain areas. For the three months ended March 31, 2026, we recognized $12.8 million in state USF support. Uniti participates in two USF programs in Texas, and for the three months ended March 31, 2026, we received $5.4 million from the large company program and $0.6 million from the small company program. In June 2024, the Texas PUC approved Uniti’s continued support from the large company program through December 2028 with no changes to the rates or service areas.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company relies primarily on operating cash flows and long-term debt to provide for its liquidity needs. The Company generated positive operating cash flows during the three months ended March 31, 2026 and utilized available cash and available capacity under its credit agreements to meet its short-term liquidity needs. At March 31, 2026, the Company had $982.6 million of available cash on hand, and when considering letters of credit of $113.0 million, the Company had access to and available borrowing capacity under its senior secured revolving credit facilities of $862.0 million. Management has assessed the current and expected business climate, the Company’s current and expected needs for funds and its current and expected sources of funds, and has determined, based on the Company’s forecasted financial results and financial condition as of March 31, 2026, that cash and cash equivalents on hand combined with cash expected to be generated from operating activities, will be sufficient to fund the Company’s ongoing working capital requirements, planned capital expenditures, and scheduled debt principal and interest payments in the short-term (the next twelve months) and long-term (beyond the next twelve months). The Company intends to utilize its available cash as well as the available capacity under its revolving credit facilities to fund its short-term liquidity needs as they arise.

From time to time, including in the near term, the Company may seek to opportunistically refinance or extend maturity dates of existing indebtedness through, but not limited to, tender offers, exchange offers, redemptions, open market purchases, privately negotiated purchases and new issuances.

Historical Cash Flows

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(Millions)	2026	2025
Cash flows provided from (used in):
Operating activities	$260.9	$8.6
Investing activities	(362.5)	(207.7)
Financing activities	1,099.4	145.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$997.8	$(53.5)

Our total cash position increased $997.8 million in the three months ended March 31, 2026 and decreased $53.5 million in the three months ended March 31, 2025. Cash inflows in 2026 were primarily from the issuance of debt and from operating activities. These cash inflows were offset by cash outflows for repayments of debt, capital expenditures and payments of financing costs.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities increased $252.3 million in the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to incremental operating cash flows attributable to the acquired Windstream operations and net favorable working capital changes, principally consisting of timing differences in the collection of accounts receivable and payments of trade accounts payable and interest on our debt obligations. The effect of these increases to cash provided from operating activities was partially offset by increased cash outlays for transaction related and other costs and incremental inventory purchases, reflecting our initiative to expand the pace of construction of our fiber broadband network through increased usage of outside contractors.

Cash Flows - Investing Activities

Cash used in investing activities primarily consisted of capital expenditures to upgrade and expand the speed capabilities of our network facilities. Cash used in investing activities increased $154.8 million in the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by higher capital expenditures. During the three months ended March 31, 2026, cash outlays for capital expenditures were $349.2 million and cash outlays for capital expenditures funded by government grants totaled $22.6 million. Cash inflows from investing activities included $6.2 million in grant funds received from various state programs to fund capital expenditures and $3.1 million in proceeds from sales of equipment and certain unused IPv4 addresses.

Comparatively, cash outlays for capital expenditures were $208.1 million for the three months ended March 31, 2025, and were incurred for the construction of network assets to be deployed in Old Uniti’s fiber and leasing businesses.

Cash Flows - Financing Activities

Cash provided from financing activities totaled $1,099.4 million for the three months ended March 31, 2026. Cash inflows included $2,070.1 million of proceeds from issuance of debt partially offset by $927.5 million in repayments of debt and payments of financing costs of $36.4 million. Proceeds from the issuance of debt consisted of the issuance of $1,000.0 million of additional 8.625% unsecured notes, issuance of $960.1 million of Kinetic ABS Notes and new borrowings of $110.0 million under the senior secured credit facilities. Repayments of debt consisted of the $500.0 million Windstream Term Loan, $425.0 million of borrowings under the senior secured revolving credit facilities and scheduled principal payments of $2.5 million on the 2025 Term Loan.

Comparatively, cash provided from financing activities totaled $145.6 million for the three months ended March 31, 2025. Cash inflows included $629.0 million of proceeds from issuance of debt partially offset by $440.0 million in repayments of debt, payments of settlement obligations of $24.5 million and financing costs of $16.2 million. Proceeds from issuance of debt consisted of $589.0 million under the ABS Notes and $40.0 million under the Uniti Revolver. Repayments of debt consisted of $125.0 million of 10.50% secured notes, $275.0 million under the ABS Loan Facility and $40.0 million under the Uniti Revolver. See Note 5 to the condensed consolidated financial statements for additional information about borrowings and repayments of debt.

Pension and Employee Savings Plan Contributions

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased. The minimum required employer contributions to the pension plan in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and will contribute the remaining $2.9 million for the 2025 plan year in September 2026. On April 15, 2026, the Company made in cash its required quarterly employer contribution for the 2026 plan year of $4.4 million. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $7.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Expense related to the employee savings plan is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of operations.

Broadband Grant Awards and Programs

The Company receives federal and state governmental assistance in the form of grants for the construction of long-lived assets to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships. No new grants have been awarded to the Company in 2026. As of March 31, 2026, the Company has secured approximately $160.6 million in funding commitments from governmental agencies in Florida, Georgia, Iowa, North Carolina, Pennsylvania, and Texas, that will help us deliver fiber to approximately 91,800 locations. In completing these broadband expansion projects, the Company expects to incur $131.9 million of incremental capital expenditures. The Company will continue to seek out additional opportunities to obtain external funding for the expansion of 1-Gbps internet service across its service areas either from direct grants from governmental programs or through the formation of public private partnerships.

Debt Agreements and Covenants

At March 31, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined in Note 5) pursuant to the Windstream Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (iii) the 2025 Term Loan pursuant to the Windstream Credit Agreement, of which $997.5 million was outstanding; (iv) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1,600.0 million aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1,400.0 million aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of ABS Notes, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiaries of the Company, and (xii) $960.1 million aggregate principal amount of Kinetic ABS Notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes each issued by Kinetic ABS Issuer LLC, an indirect, bankruptcy-remote subsidiary of the Company.

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of March 31, 2026, the Company was in compliance with all of its debt covenants. For additional information regarding the Company’s debt obligations, see Note 5 to the condensed consolidated financial statements.

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

In January 2026, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and we designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s outstanding senior notes. We also formed the Kinetic ABS Notes Obligors, each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS Notes Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of ABS Parent and its subsidiaries and Kinetic ABS Parent and its subsidiaries (all unrestricted subsidiaries as of March 31, 2026), please see Note 14 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Except for the changes discussed in Note 5 to the condensed consolidated financial statements resulting from the first quarter 2026 debt refinancing activities, there have been no other material changes to our contractual obligations and commitments as set forth in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Off-Balance Sheet Arrangements

The Company does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring it to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

Non-GAAP Financial Measures

We refer to EBITDA and Adjusted EBITDA in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net (loss) income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA and Adjusted EBITDA are important non-GAAP supplemental measures of our operating performance.

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes, depreciation and amortization, and costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and the write off of unamortized deferred financing costs. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), and costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), gains or losses on retirements and dispositions of assets, amortization of non-cash rights-of-use assets, costs associated with the termination of related hedging activities, changes in the fair value of financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies.

A reconciliation of EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
Millions	2026	2025
Net (loss) income	$(70.3)	$12.2
Depreciation and amortization	289.8	79.7
Interest expense, net	188.3	129.5
(Gain) loss on extinguishment of debt	(1.2)	8.5
Income tax expense (benefit)	0.6	(4.5)
EBITDA	407.2	225.4
Stock-based compensation	7.6	3.8
Transaction related and other costs	30.1	7.8
Other, net:
Other income, net	(6.5)	—
Amortization of non-cash rights-of-use assets (a)	0.1	0.8
Loss on asset retirements and dispositions (b)	3.1	—
Total other, net	(3.3)	0.8
Adjusted EBITDA	$441.6	$237.8

(a)Included within cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations.

(b)Included within SG&A expense line item in the condensed consolidated statements of operations.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our condensed consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for business combinations and the related purchase price allocations, goodwill impairment assessments, valuation of pension obligations and income taxes as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our accompanying condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition. There were no material changes to these critical accounting estimates during the first quarter of 2026.

Recent Accounting Guidance

See Note 2 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recently issued authoritative guidance and our evaluation of the related impacts to the condensed consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

The Company is exposed to market risk through changes in variable interest rates incurred on borrowings under the Company’s credit agreements, consisting of the $997.5 million 2025 Term Loan and any borrowings outstanding under the senior secured revolving credit facilities. As of March 31, 2026 there were no borrowings outstanding under the senior secured revolving credit facilities.

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

As of March 31, 2026, the Company is party to four pay fixed, receive variable interest rate swap agreements with an aggregate notional value of $650.0 million. The interest rate swaps are scheduled to mature on October 31, 2028, October 31, 2029, and October 31, 2030. As of March 31, 2026, the weighted average fixed rate paid on the interest rate swaps was 3.618% and the weighted average variable rate received was 3.668%. The interest rate swaps have been designated as cash flow hedges of the interest rate risk inherent in floating rate borrowings outstanding due to changes in the benchmark interest rate, and accordingly, the hedging relationship is expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of March 31, 2026, the unhedged portion of our variable rate debt was $347.5 million. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would increase annual interest expense by approximately $3.5 million. Actual results may differ from this estimate.

Item 4. Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

A description of legal proceedings can be found in Note 13 to our condensed consolidated financial statements, included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Old Uniti’s 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	56,821	$6.92	—	—
February 1, 2026 to February 28, 2026	405,334	$8.24	—	—
March 1, 2026 to March 31, 2026	100	$8.06	—	—
Total	462,255	$8.07	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

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

3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Uniti Group Inc., as filed with the Secretary of State of the State of Delaware on April 13, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of April 13, 2026 and filed with the SEC as of April 14, 2026 (File No. 001-42779)).

4.1
Base Indenture, dated as of January 30, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

4.2
Series 2026-1 Supplement, dated as of January 30, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

4.3
Indenture, dated February 4, 2026, by and among Uniti Services LLC, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2026 (File No. 001-42779)).

4.4
Form of 8.625% Senior Notes due 2032 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2026 (File No. 001-42779)).

10.1
Class A-1-V Note Purchase Agreement, dated January 30, 2026, among Kinetic ABS Issuer LLC, the Asset Entities party thereto, Uniti Kinetic Fiber LLC, as manager, certain conduit investors, financial institutions and funding agents, Barclays Bank PLC, as letter of credit provider and as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 30, 2026 and filed with the SEC as of February 3, 2026 (File No. 001-42779)).

10.2
Uniti Group Inc. Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 2, 2026 (File No. 001-42779)).

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

UNITI GROUP INC.

Date:	May 11, 2026	/s/ Paul E. Bullington
Paul E. Bullington Senior Executive Vice President – Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	May 11, 2026	/s/ Travis T. Black
Travis T. Black Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)