Form 10-Q
period 2026-06-30
Uniti Group Inc.
filed 2026-07-30
CIK 2020795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2026, the registrant had 242,725,135 shares of common stock, $0.0001 par value per share, outstanding.

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

•other risks inherent in the communications industry and in the ownership of network systems, including potential liability relating to environmental matters; and

•additional factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026, as well as those described from time to time in our future reports filed with the SEC.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Uniti Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share data)	2026	2025	2026	2025
Revenues and sales:
Service revenues	$852.9	$295.8	$1,741.9	$586.6
Sales revenues	56.8	4.9	155.3	8.0
Total revenues and sales	909.7	300.7	1,897.2	594.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	342.0	30.9	700.2	62.3
Cost of sales (exclusive of depreciation and amortization included below)	41.6	3.8	71.4	4.8
Selling, general and administrative	178.4	27.9	347.1	56.2
Depreciation and amortization	305.9	79.6	595.7	159.3
Transaction related and other costs	9.6	13.5	39.7	21.3
Total costs and expenses	877.5	155.7	1,754.1	303.9
Operating income	32.2	145.0	143.1	290.7
Other income (expense), net	7.8	(1.1)	14.3	(1.1)
(Loss) gain on extinguishment of debt	—	(32.0)	1.2	(40.5)
Interest expense, net	(195.6)	(128.8)	(383.9)	(258.3)
Loss before income taxes	(155.6)	(16.9)	(225.3)	(9.2)
Income tax (expense) benefit	(0.3)	6.2	(0.9)	10.7
Net (loss) income	(155.9)	(10.7)	(226.2)	1.5
Participating securities’ share in earnings	—	—	—	(0.3)
Dividends declared on preferred stock	(15.7)	—	(31.2)	—
Net (loss) income attributable to common shareholders	$(171.6)	$(10.7)	$(257.4)	$1.2
(Loss) earnings per common share:
Basic	($0.68)	($0.07)	($1.02)	$0.01
Diluted	($0.68)	($0.07)	($1.02)	$0.01

Weighted-average number of common shares outstanding:
Basic	252.9	143.8	252.5	143.7
Diluted	252.9	143.8	252.5	143.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Net (loss) income	$(155.9)	$(10.7)	$(226.2)	$1.5
Other comprehensive income:
Interest rate cap:
Unrealized loss in the period	—	—	—	(0.1)
Reclassification of realized interest	—	0.3	—	0.5
Change in interest rate cap	—	0.3	—	0.4
Designated interest rate swaps:
Unrealized gains in the period	6.9	—	14.8	—
Net realized gains reclassified into interest expense, net	(0.2)	—	(0.8)	—
Net realized gains reclassified into other income, net	—	—	(1.0)	—
De-designated interest rate swaps:
Amortization of net unrealized gains into interest expense, net	(0.2)	—	(0.3)	—
Change in interest rate swaps	6.5	—	12.7	—
Other comprehensive income	6.5	0.3	12.7	0.4
Comprehensive (loss) income	$(149.4)	$(10.4)	$(213.5)	$1.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Millions, except par value)	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$608.9	$53.5
Restricted cash	123.8	80.6
Accounts receivable, net	387.1	359.0
Inventories	34.0	44.0
Prepaid expenses	154.5	137.6
Other current assets	177.2	156.3
Total current assets	1,485.5	831.0
Goodwill	1,158.5	1,158.3
Intangible assets, net	1,137.1	1,293.3
Property, plant and equipment, net	8,585.7	8,141.9
Operating lease right-of-use assets, net	478.6	516.6
Other assets	135.5	95.6
Total assets	$12,980.9	$12,036.7
Liabilities and shareholders' equity
Current liabilities:
Current portion of notes and other debt	$10.0	$10.0
Accounts payable	177.7	171.5
Deferred revenue	256.3	239.8
Current portion of operating lease obligations	117.4	122.6
Accrued taxes	65.8	51.8
Accrued interest	148.4	138.8
Other current liabilities	439.8	389.4
Total current liabilities	1,215.4	1,123.9
Notes and other debt, net	10,636.6	9,529.4
Noncurrent operating lease obligations	329.1	360.5
Noncurrent deferred revenue	390.0	368.7
Deferred income taxes, net	17.1	17.7
Other liabilities	231.2	256.1
Total liabilities	12,819.4	11,656.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.0001 par value, 0.6 million shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 235.3 million and 234.0 million issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,816.0	2,790.1
Accumulated other comprehensive income (loss)	10.8	(1.9)
Accumulated deficit	(2,665.3)	(2,407.9)
Total Uniti shareholders' equity	161.5	380.3
Noncontrolling interests	—	0.1
Total shareholders' equity	161.5	380.4
Total liabilities and shareholders' equity	$12,980.9	$12,036.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Millions)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(226.2)	$1.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	595.7	159.3
Amortization of deferred financing costs, debt discount and premium	5.4	10.8
(Gain) loss on extinguishment of debt	(1.2)	40.5
Deferred income taxes	(0.6)	(8.5)
Straight-line revenues and amortization of below-market lease intangibles	(2.9)	(11.7)
Stock-based compensation	15.1	7.3
Provision for estimated credit losses	29.8	0.4
Other, net	8.2	3.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(58.6)	10.3
Inventories	15.1	—
Prepaid expenses	(16.9)	(2.9)
Other current assets	3.9	2.7
Other assets	(39.2)	0.3
Accounts payable	4.6	(4.5)
Accrued interest	9.9	(10.7)
Accrued taxes	14.1	4.3
Deferred revenue	16.5	(0.6)
Other current liabilities	(53.9)	(2.8)
Other liabilities	(16.4)	(0.5)
Noncurrent deferred revenue	22.7	(16.1)
Operating lease assets and lease obligations	1.3	1.0
Other, net	13.0	—
Net cash provided from operating activities	339.4	183.6
Cash flows from investing activities:
Capital expenditures	(799.2)	(246.2)
Capital expenditures funded by government grants	(34.8)	—
Grant funds received for broadband expansion	11.9	—
Proceeds from sale of assets	3.5	0.6
Net cash used in investing activities	(818.6)	(245.6)
Cash flows from financing activities:
Proceeds from issuance of debt	2,072.6	1,229.0
Repayments of debt	(930.0)	(940.0)
Payments of settlement obligation	—	(49.0)
Payments for financing costs	(39.7)	(59.1)
Payment of preferred stock dividends	(16.7)	—
Other, net	(8.4)	(4.1)
Net cash provided from financing activities	1,077.8	176.8
Net increase in cash, restricted cash and cash equivalents	598.6	114.8
Cash, restricted cash and cash equivalents at beginning of period	134.1	183.8
Cash, restricted cash and cash equivalents at end of period	$732.7	$298.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended June 30, 2026
(Millions)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	0.6	$—	235.0	$—	$2,809.1	$4.3	$(2,493.7)	$—	$319.7
Net loss	—	—	—	—	—	—	(155.9)	—	(155.9)
Other comprehensive income	—	—	—	—	—	6.5	—	—	6.5
Preferred stock dividend, paid-in-kind	—	—	—	—	(1.0)	—	1.0	—	—
Preferred stock dividend, paid in cash	—	—	—	—	—	—	(16.7)	—	(16.7)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(0.6)	—	—	—	(0.6)
Stock-based compensation	—	—	0.1	—	7.5	—	—	—	7.5
Issuance of common stock - employee stock purchase plan	—	—	0.2	—	1.0	—	—	—	1.0
Balance at June 30, 2026	0.6	$—	235.3	$—	$2,816.0	$10.8	$(2,665.3)	$—	$161.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the six months ended June 30, 2026
(Millions)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	0.6	$—	234.0	$—	$2,790.1	$(1.9)	$(2,407.9)	$0.1	$380.4
Net loss	—	—	—	—	—	—	(226.2)	—	(226.2)
Other comprehensive income	—	—	—	—	—	12.7	—	—	12.7
Preferred stock dividend, paid-in-kind	—	—	—	—	14.5	—	(14.5)	—	—
Preferred stock dividend, paid in cash	—	—	—	—	—	—	(16.7)	—	(16.7)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4.8)	—	—	—	(4.8)
Stock-based compensation	—	—	1.1	—	15.1	—	—	—	15.1
Issuance of common stock - employee stock purchase plan	—	—	0.2	—	1.0	—	—	—	1.0
Other, net	—	—	—	—	0.1	—	—	(0.1)	—
Balance at June 30, 2026	0.6	$—	235.3	$—	$2,816.0	$10.8	$(2,665.3)	$—	$161.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended June 30, 2025
(Millions)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	143.8	$—	$1,238.0	$(0.5)	$(3,675.2)	$0.2	$(2,437.5)
Net loss	—	—	—	—	—	—	(10.7)	—	(10.7)
Other comprehensive income	—	—	—	—	—	0.3	—	—	0.3
Performance award dividend	—	—	—	—	—	—	0.3	—	0.3
Stock-based compensation	—	—	0.1	—	3.5	—	—	—	3.5
Balance at June 30, 2025	—	$—	143.9	$—	$1,241.5	$(0.2)	$(3,685.6)	$0.2	$(2,444.1)

	For the six months ended June 30, 2025
(Millions)	Old Uniti Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	143.2	$—	$1,236.0	$(0.6)	$(3,687.8)	$0.5	$(2,451.9)
Net income	—	—	—	—	—	—	1.5	—	1.5
Other comprehensive income	—	—	—	—	—	0.4	—	—	0.4
Performance award dividend	—	—	—	—	—	—	0.7	—	0.7
Exchange of noncontrolling interest	—	—	—	—	0.2	—	—	(0.3)	(0.1)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2.3)	—	—	—	(2.3)
Stock-based compensation	—	—	0.6	—	7.3	—	—	—	7.3
Issuance of common stock - employee stock purchase plan	—	—	0.1	—	0.3	—	—	—	0.3
Balance at June 30, 2025	—	$—	143.9	$—	$1,241.5	$(0.2)	$(3,685.6)	$0.2	$(2,444.1)

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

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including approximately 603,000 residential fiber customers, with a network that includes approximately 2.1 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored wave and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Fiber Infrastructure and Uniti Solutions. See Notes 8 and 12 for additional information regarding the Company’s business segments.

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

Reclassifications – To conform to the current year presentation, the prior period condensed consolidated statements of operations of Old Uniti were reclassified to (1) present sales revenues separate and apart from service revenues, (2) disaggregate operating expenses into cost of services and cost of sales, (3) present an operating income subtotal and (4) present loss on extinguishment of debt separate and apart from interest expense, net. These reclassifications did not impact previously reported net (loss) income or comprehensive (loss) income for the three and six months ended June 30, 2025.

In addition, the prior period condensed consolidated statement of cash flows of Old Uniti was reclassified to combine or further disaggregate certain financial statement line items. These reclassifications did not impact previously reported net cash provided from operating activities, net cash used in investing activities, net cash provided from financing activities or net increase in cash, restricted cash and cash equivalents for the six months ended June 30, 2025. Finally, the prior period condensed consolidated statements of shareholders’ deficit of Old Uniti were reclassified to combine amounts attributable to noncontrolling interests and to rename “Distributions in Excess of Accumulated Earnings” to “Accumulated Deficit”. These changes did not impact previously reported total shareholders’ deficit for the three and six months ended June 30, 2025.

Restricted Cash – Restricted cash represents funds that are restricted for obligations under the Fiber Infrastructure ABS and Kinetic ABS facilities (see Note 5) to maintain six months of interest on the Class A and Class B notes and three months of interest on the Class C notes and for other expenses. In addition, deposits held as security for indebtedness under Windstream’s corporate purchase card program are not available for use and have been presented as restricted cash as of June 30, 2026 and December 31, 2025.

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

Lessor Arrangements – Certain service offerings to customers include equipment leases. The Company also leases its network facilities, including communications towers, ground space, and colocation space to other service providers and enters into arrangements with third parties to lease unused or underutilized portions of its network. These leases meet the criteria for operating lease classification. Operating lease income was $72.6 million and $151.5 million for the three and six months ended June 30, 2026, respectively, as compared to $238.0 million and $472.4 million for the three and six months ended June 30, 2025. Operating lease income is included in service revenues in the condensed consolidated statements of operations.

Periodically, the Company enters into indefeasible right of use (“IRU”) arrangements that grant exclusive access to and unrestricted use of specific dark fiber assets and for which the terms of the arrangements are for a major part of the assets’ remaining economic life and/or the present value of the future minimum lease payments equals substantially all of the fair value of the underlying leased assets. These IRU arrangements meet the criteria for sales-type lease classification. During the three and six months ended June 30, 2026, the Company recognized sales revenue of $16.8 million and $88.2 million, cost of sales of $1.2 million and $3.1 million and gross profit of $15.6 million and $85.1 million, respectively, related to IRU arrangements. Comparatively, for the six months ended June 30, 2025, the Company recognized sales revenue of $2.7 million, cost of sales of $0.6 million and gross profit of $2.1 million, respectively, related to IRU arrangements.

Income Taxes – In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates, permanent book/tax differences, valuation allowance analysis and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three and six months ended June 30, 2026, we recorded income tax expense of $0.3 million and $0.9 million, respectively, resulting in an effective tax rate of (0.2)% and (0.4)%, respectively.. The effective tax rates differed from the statutory rates for the three and six months ended June 30, 2026 primarily due to the change in valuation allowance recorded against current year income and current state income tax.

For the three and six months ended June 30, 2025, we recorded income tax benefit of $6.2 million and $10.7 million, respectively, resulting in an effective tax rate of 36.7% and 116.3%, respectively. The provision for income taxes differed from the statutory rate for the three and six months ended June 30, 2025 primarily due to the benefit of Old Uniti’s REIT status and the reversal of unrecognized tax benefit related to the expiration of a statute of limitations in a foreign jurisdiction.

Supplemental Cash Flow Information – Supplemental cash flow information for the periods presented was as follows:

	Six Months Ended June 30,
(Millions)	2026	2025
Interest paid, net of interest capitalized	$368.1	$260.2
Income taxes paid, net of refunded	$8.0	$1.3
Right-of-use assets obtained in exchange for operating lease obligations	$24.4	$10.0
Change in accounts payable and other current liabilities for purchases of property and equipment	$(107.5)	$(1.3)
Tenant capital improvements	$—	$222.0

Recently Issued Accounting Pronouncements Effective in 2026

Credit Losses – In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 was effective for fiscal years and for interim periods beginning after December 15, 2025. The Company elected not to adopt the practical expedient and, accordingly, this standard had no impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Expenses – In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): - Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires public business entities to provide more detailed disclosure in the notes to the financial statements of certain categories of expenses, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization, that are components of existing captions presented on the face of the statement of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statement presentation and disclosures.

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

Government Assistance – In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic ASC 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 provides guidance on how business entities should recognize, measure, and present government grants received by prescribing an accounting model based on the main principles in IAS 20, defining a government grant as a transfer of a monetary or tangible nonmonetary asset, other than an exchange transaction, from a government to a business entity, providing a recognition threshold under which a grant is recognized when both (1) it is probable that the entity will comply with the grant’s conditions and that the grant will be received, and (2) the entity meets the specific recognition guidance for a grant related to an asset or a grant related to income. Additionally, ASU 2025-10 leverages existing disclosure requirements in ASC 832 for annual periods. The amendments in ASU 2025-10 are effective for fiscal years and for interim periods beginning after December 15, 2028, and early adoption is permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Preferred Stock Dividends – In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind (“PIK”) Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This update requires that PIK dividends be initially measured based on the PIK dividend rate stated in the preferred stock agreement, such as multiplying a stated rate by the liquidation value of the preferred stock, rather than at fair value. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2026-01 may be applied either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating this update to determine the impact it may have on our consolidated financial statements.

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

Purchase Price Allocation

The Merger was accounted for using the acquisition method of accounting, and accordingly, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream based on their estimated fair values as of the Merger date, with the excess amount recorded as goodwill. During the second quarter of 2026, the Company finalized the purchase price allocation for the Merger. The effects of the immaterial measurement period adjustments recorded in 2026 to the initial purchase price allocation resulted in a net increase in goodwill of $0.2 million.

The following table summarizes the final allocation of the Merger consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Windstream:

(Millions)	Final Allocation
Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$141.2
Accounts receivable	315.7
Prepaid expenses and other current assets	283.5
Property, plant and equipment	3,531.0
Goodwill	1,001.1
Customer relationships	750.0
IPv4 addresses	186.4
Trade name	115.0
Spectrum licenses	78.9
Right of way	38.1
Operating lease right-of-use assets	431.9
Other assets	52.7
Total assets acquired	6,925.5
Fair value of liabilities assumed:
Current portion of operating lease obligations	107.4
Accounts payable	125.6
Deferred revenue	132.1
Other current liabilities	417.3
Long-term debt	2,841.2
Noncurrent operating lease obligations	315.2
Deferred income taxes	290.2
Noncurrent deferred revenue	88.3
Pension obligation	103.6
Other liabilities	128.0
Total liabilities assumed	4,548.9
Total merger consideration	$2,376.6

Goodwill associated with this acquisition was largely due to synergies expected from combining operations as previously discussed in Note 1. Goodwill recognized in the Merger will not be deductible for tax purposes. The Company allocated the goodwill recognized in the Merger to its reportable operating segments based on the relative fair value of the operating segments. See Note 4.

Transaction Related and Other Costs

Transaction related and other costs include acquisition pursuit, transaction and integration costs. Transaction related and other costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Professional services and fees (a)	$0.7	$8.8	$1.5	$16.4
Integration costs (b)	4.8	4.3	30.8	4.3
Other (c)	4.1	0.4	7.4	0.6
Total	$9.6	$13.5	$39.7	$21.3

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

Transaction related and other costs recorded within other current liabilities were $4.8 million and $9.8 million in the Company’s condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively.

Actual and Pro Forma Results of Operations

The results of Windstream’s operations are included in our consolidated results of operations beginning on August 1, 2025. For the three and six months ended June 30, 2026, our consolidated results of operations included revenues and sales of $795.9 million and $1,605.2 million, respectively, and operating income of $69.7 million and $173.0 million, respectively, attributable to Windstream.

The following unaudited pro forma financial information presents the combined results of operations of Uniti as if the Merger occurred as of January 1, 2024:

(Millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenue and sales	$958.4	$1,935.7
Net loss	$(50.3)	$(58.8)

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

Note 4. Goodwill:

Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2026 were as follows:

(Millions)	Kinetic	Fiber Infrastructure (a)	Uniti Solutions	Total
Goodwill at December 31, 2025	$763.7	$717.9	$192.2	$1,673.8
Accumulated impairment charges as of December 31, 2025	—	(515.5)	—	(515.5)
Balance at December 31, 2025	763.7	202.4	192.2	1,158.3
Acquisition of Windstream - measurement period adjustments	0.2	—	—	0.2
Balance at June 30, 2026	$763.9	$717.9	$192.2	$1,674.0
Goodwill at June 30, 2026	$763.9	$717.9	$192.2	$1,674.0
Accumulated impairment charges as of June 30, 2026	—	(515.5)	—	(515.5)
Balance at June 30, 2026	$763.9	$202.4	$192.2	$1,158.5

(a)Prior to the Merger, all goodwill related to the former Uniti Fiber segment. In connection with the Merger, the former Uniti Fiber and Uniti Leasing segments were combined with the CLEC portion of Windstream’s acquired wholesale business and renamed Fiber Infrastructure.

Note 5. Notes and Other Debt, Net:

A summary of notes and other debt, net was as follows:

(Millions)	June 30, 2026	December 31, 2025
Total principal amount	$10,680.6	$9,540.5
Unamortized premium (discount) and deferred financing costs	(34.0)	(1.1)
Less current portion of notes and other debt	(10.0)	(10.0)
Notes and other debt, net	$10,636.6	$9,529.4

Notes and other debt, net consist of the following:

	June 30, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Credit Agreements:
Uniti senior secured revolving credit facility, variable rate, due December 30, 2027	$—	$(2.1)	$—	$(2.9)
Windstream senior secured revolving credit facility - variable rate, due December 30, 2027	—	—	315.0	—
Senior secured Windstream term loan - variable rate, due October 1, 2031 (premium based on imputed interest rate of 9.15%)	—	—	500.0	1.2
Senior secured 2025 term loan - variable rate, due October 6, 2032 (discount based on imputed interest rate of 8.57%)	995.0	(21.6)	1,000.0	(23.6)
	995.0	(23.7)	1,815.0	(25.3)
Notes:
Senior secured notes - 4.75%, due April 15, 2028 (discount based on imputed interest rate of 5.04%)	570.0	(2.8)	570.0	(3.6)
Senior secured notes - 8.25%, due October 1, 2031 (premium based on imputed interest rate of 7.29%)	2,200.0	92.2	2,200.0	99.3
Senior secured notes - 7.50%, due October 15, 2033 (discount based on imputed interest rate of 7.72%)	1,400.0	(16.9)	1,400.0	(17.8)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount based on imputed interest rate of 6.83%)	1,110.0	(8.8)	1,110.0	(10.3)
Senior unsecured notes - 6.00% due January 15, 2030 (discount based on imputed interest rate of 6.27%)	700.0	(5.9)	700.0	(6.6)
Senior unsecured notes - 8.625% due June 15, 2032 (discount based on imputed interest rate of 9.03%)	1,600.0	(30.2)	600.0	(15.6)
Convertible senior notes - 7.50%, due December 1, 2027 (discount based on imputed interest rate of 8.29%)	306.5	(3.2)	306.5	(4.3)
	7,886.5	24.4	6,886.5	41.1

	June 30, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Fiber Infrastructure ABS Notes:
Series 2025-1 Notes (Class A-2) - 5.877%, due April 1, 2030 (discount based on imputed interest rate of 6.36%)	426.0	(6.8)	426.0	(7.6)
Series 2025-1 Notes (Class B) - 6.369%, due April 1, 2030 (discount based on imputed interest rate of 6.86%)	65.0	(1.0)	65.0	(1.2)
Series 2025-1 Notes (Class C) - 9.018%, due April 1, 2030 (discount based on imputed interest rate of 9.54%)	98.0	(1.6)	98.0	(1.8)
Series 2025-2 Notes (Class A-2) - 5.177%, due January 20, 2031 (discount based on imputed interest rate of 5.76%)	180.0	(4.2)	180.0	(4.5)
Series 2025-2 Notes (Class B) - 5.621%, due January 20, 2031 (discount based on imputed interest rate of 6.21%)	28.2	(0.7)	28.2	(0.7)
Series 2025-2 Notes (Class C) - 7.834%, due January 20, 2031 (discount based on imputed interest rate of 8.45%)	41.8	(1.0)	41.8	(1.1)
Kinetic ABS Notes:
Series 2026-1 Notes (Class A-2) - 5.219%, due February 1, 2031 (discount based on imputed interest rate of 5.720%)	677.7	(13.7)	—	—
Series 2026-1 Notes (Class B) - 5.561%, due February 1, 2031 (discount based on imputed interest rate of 6.066%)	113.0	(2.3)	—	—
Series 2026-1 Notes (Class C) - 7.653%, due February 1, 2031 (discount based on imputed interest rate of 8.184%)	169.4	(3.4)	—	—
	1,799.1	(34.7)	839.0	(16.9)
Notes and other debt, net	$10,680.6	$(34.0)	$9,540.5	$(1.1)

At June 30, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined below), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined below) pursuant to the Windstream Credit Agreement (as defined below), of which no borrowings were outstanding; (iii) the 2025 Term Loan (as defined below) pursuant to the Windstream Credit Agreement, of which $995.0 million was outstanding; (iv) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1.6 billion aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of secured fiber network revenue term notes (collectively, the “Fiber Infrastructure ABS Notes”), consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “Fiber Infrastructure ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiaries of the Company, and (xii) $960.1 million aggregate principal amount of Kinetic ABS 2026-1 Notes (as defined below), consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes each issued by Kinetic ABS Issuer LLC (as defined below).

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of June 30, 2026, the Company was in compliance with all of its debt covenants.

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

During the three months ended June 30, 2026 and 2025, there were no borrowings or repayments under the Uniti Revolver. During the six months ended June 30, 2026, the Company borrowed and repaid $85.0 million under the Uniti Revolver. Comparatively, during the six months ended June 30, 2025, the Company borrowed and repaid $40.0 million under the Uniti Revolver. The variable and weighted average interest rate on borrowings outstanding under the Uniti Revolver was 7.78% for the six months ended June 30, 2026.

Considering letters of credit of $0.3 million, the amount available for borrowing under the Uniti Revolver was $499.7 million as of June 30, 2026.

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

During the three months ended June 30, 2025, there were no borrowings or repayments under the Windstream Revolver. During the first six months of 2026, the Company borrowed $25.0 million under the Windstream Revolver and repaid $340.0 million of borrowings. The variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 7.78% to 10.00%, and the weighted average rate on amounts outstanding was 8.05% for the six months ended June 30, 2026.

Considering letters of credit of $136.6 million, the amount available for borrowing under the Windstream Revolver was $338.4 million as of June 30, 2026.

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

The variable interest rate on the Windstream Term Loan ranged from 8.52% to 8.57%, and the weighted average rate on amounts outstanding on the Windstream Term Loan was 8.56% for January 1, 2026 through the date of repayment of February 4, 2026. The variable interest rate on the 2025 Term Loan ranged from 7.62% to 7.72%, and the weighted average rate on amounts outstanding on the 2025 Term Loan was 7.65% and 7.67% for three and six months ended June 30, 2026.

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

Senior Unsecured Notes

On June 24, 2025, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $600.0 million aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “existing 8.625% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “existing 8.625% senior notes indenture”).

On February 4, 2026, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $1.0 billion aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% notes” and, together with the 6.00% unsecured notes, the 6.50% unsecured notes and the existing 8.625% unsecured notes, the “existing unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture” and, together with the 6.00% unsecured notes indenture, the 6.50% unsecured notes indenture and the existing 8.625% senior notes indenture, the “unsecured notes indentures”). Upon the guarantee of the 8.625% notes by each of the regulated subsidiaries that guarantee the existing unsecured 8.625% notes, the 8.625% notes are expected to be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the existing 8.625% senior notes indenture, have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes. Net proceeds from the issuance of the 8.625% notes were used to repay the Windstream Term Loan, including related fees and expenses, and for general corporate purposes, including the repayment of borrowings outstanding under the revolving credit agreements and success-based capital expenditures.

Kinetic ABS Notes

On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS 2026-1 Notes”), each with an anticipated repayment date (the “Kinetic ABS Term ARD”) in February 2031. The Company will use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

The Kinetic ABS 2026-1 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (as amended, restated and supplemented, the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”), in each case by and among the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC (together the “Kinetic ABS Asset Entities” and, together with the Kinetic ABS Issuer, the “Kinetic ABS 2026-1 Obligors”), and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the Kinetic ABS 2026-1 Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”) to be issued by the Kinetic ABS Issuer. Drawings and the other terms related to the Kinetic ABS Class A-1 Variable Funding Notes are governed by the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of January 30, 2026 (the “VFN Purchase Agreement”), among the Kinetic ABS 2026-1 Obligors, Uniti Kinetic Fiber LLC, as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent. Subject to the future satisfaction of certain conditions described in the VFN Purchase Agreement, the committed note purchasers party thereto will provide commitments to fund the Kinetic ABS Class A-1 Variable Funding Notes from time to time (and issue certain letters of credit) on a revolving basis until the anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes (or, if earlier, the date on which the commitments thereunder are automatically terminated or permanently reduced to $0). The initial anticipated repayment date for the Kinetic ABS Class A-1 Variable Funding Notes is February 2029 and may be extended at the option of the Kinetic ABS Issuer for two additional one-year periods, in each case subject to the satisfaction of certain conditions described in the VFN Purchase Agreement.

In connection with the issuance of the Kinetic ABS 2026-1 Notes and the Kinetic ABS Class A-1 Variable Funding Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes” and, together with the Kinetic ABS 2026-1 Notes and the Kinetic ABS Class A-1 Variable Funding Notes, collectively, the “Series 2026-1 Notes”) to be issued by the Kinetic ABS Issuer, solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls.

While the Series 2026-1 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, which commenced on March 25, 2026. Except as with respect to the Kinetic ABS Class A-1 Liquidity Funding Notes, no principal payments will be due on the Series 2026-1 Notes prior to the applicable anticipated repayment date, unless certain rapid amortization or acceleration triggers are activated (and/or, in the case of the Kinetic ABS Class A-1 Variable Funding Notes, the occurrence and continuance of an event of default). Principal of the Kinetic ABS Class A-1 Liquidity Funding Notes, to the extent outstanding, will be due on each payment date in accordance with the securitization program’s priority of payments.

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

The issuance of the Series 2026-1 Notes represents the Company’s inaugural issuance of fiber network revenue notes for the Company’s fiber-to-the-home securitization program. The securitization program involves certain fiber network assets and certain residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia that were sold to the Kinetic ABS 2026-1 Obligors at closing. As of the closing of the transactions on January 30, 2026, the Kinetic ABS Issuer has $960.1 million aggregate principal amount of revenue term notes outstanding, with no principal amount of variable funding notes or liquidity funding notes outstanding. The Kinetic ABS Base Indenture allows the Kinetic ABS Issuer to issue additional series of notes subject to certain conditions set forth therein.

The Series 2026-1 Notes are obligations only of the Kinetic ABS 2026-1 Obligors pursuant to the Kinetic ABS Base Indenture. Pursuant to the Kinetic ABS Base Indenture and the related transaction documents, the Series 2026-1 Notes are guaranteed by each Kinetic ABS Asset Entity and the Kinetic ABS Issuer’s direct parent company (the “Kinetic Holdco Guarantor”), and such guarantees and the Series 2026-1 Notes are secured by security interests in the equity interests in the Kinetic ABS Issuer and substantially all of the assets of the Kinetic ABS Issuer and the other Kinetic ABS 2026-1 Obligors, which assets are primarily the fiber network assets and related residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia that have been sold or contributed to the Kinetic ABS Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the Kinetic ABS 2026-1 Obligors and the Kinetic Holdco Guarantor (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the Kinetic ABS 2026-1 Obligors under the Kinetic ABS Base Indenture or the Series 2026-1 Notes, and neither the Kinetic Holdco Guarantor, the Kinetic ABS Issuer nor any of the other Kinetic ABS 2026-1 Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The Series 2026-1 Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the Kinetic ABS Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Series 2026-1 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Kinetic ABS 2026-1 Notes prior to the monthly payment date in February 2029, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Kinetic ABS Base Indenture, the Kinetic ABS 2026-1 Notes and the Kinetic ABS Class A-1 Variable Funding Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Series 2026-1 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Series 2026-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Maturities for long-term debt outstanding as of June 30, 2026, excluding $(34.0) million of unamortized premium (discount) and deferred financing costs, were as follows:

(Millions)
Remainder of 2026	$10.0
2027	886.5
2028	1,120.0
2029	1,299.0
2030	1,220.1
Thereafter	6,145.0
Total	$10,680.6

Gain (Loss) on Extinguishment of Debt

As discussed above, in February 2026, Uniti Services used a portion of the net proceeds from the issuance of the $1.0 billion aggregate principal amount of additional 8.625% notes to repay in full the Windstream Term Loan, which was accounted for as a debt extinguishment. As a result, the Company recognized a pretax gain on the extinguishment of debt of $1.2 million, consisting of the write-off of the unamortized premium related to the Windstream Term Loan at the date of repayment.

In February 2025, Old Uniti used a portion of the net proceeds from the offering of the Fiber Infrastructure ABS Notes to repay and terminate the term loan facility under its bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Facility”) and to redeem $125.0 million aggregate principal amount of its 10.50% secured notes. In connection with these transactions, Old Uniti recognized a pretax loss on the extinguishment of the ABS Loan Facility of $3.2 million and a pretax loss on the partial extinguishment of the 10.50% secured notes of $5.3 million, which included $4.8 million for the write off of the unamortized discount and deferred financing costs and $3.7 million for the redemption premiums.

During the three months ended June 30, 2025, Old Uniti recognized a $32.0 million loss on the partial extinguishment of the 10.50% secured notes, which included $4.7 million for the write off of the unamortized premium and deferred financing costs and $27.3 million for the redemption premium.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of the notes and other debt obligations. These costs are deferred and amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recognized $6.4 million and $11.7 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs. Comparatively, for the three and six months ended June 30, 2025, Old Uniti recognized $5.7 million and $11.7 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Senior secured notes	$97.7	$78.8	$201.5	$160.0
Senior unsecured notes	68.8	35.3	129.4	69.6
Senior secured revolving credit facility - variable rate	2.5	0.6	5.7	1.4
Fiber Infrastructure ABS Notes and Bridge Loan Facility	13.0	9.5	26.0	17.7
Kinetic ABS Notes	13.7	—	23.6	—
Interest rate cap	—	0.3	—	0.5
Interest rate swaps	(0.4)	—	(1.0)	—
Amortization of deferred financing costs and debt premium/discount	4.7	5.3	5.4	10.8
Accretion of settlement payable	—	0.6	—	1.5
Capitalized interest	(5.3)	(0.7)	(10.1)	(1.3)
Other	0.9	(0.9)	3.4	(1.9)
Total interest expense, net	$195.6	$128.8	$383.9	$258.3

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

Set forth below is information related to the Company’s cash flow hedges:

(Millions)	June 30, 2026	December 31, 2025
Designated portion of cash flow hedges, measured at fair value:
Other current assets	$2.5	$0.3
Other assets	$4.4	$—
Other current liabilities	$0.5	$1.7
Other liabilities	$1.4	$5.5
Accumulated other comprehensive income (loss)	$7.7	$(2.5)
De-designated portion of cash flow hedges, unamortized value
Accumulated other comprehensive income	$2.5	$—

Changes in derivative instruments were as follows for the six months ended June 30:

(Millions)	2026	2025
Designated cash flow hedges:
Changes in fair value, net of tax	$14.8	$(0.1)
Reclassification of unrealized (gains) losses, net of tax	$(1.8)	$0.5
De-designated cash flow hedges:
Reclassification of unrealized gains, net of tax	$(0.3)	$—

As of June 30, 2026, the Company expects to recognize net gains of $3.3 million, net of taxes, in interest expense during the next twelve months for interest settlements related to its interest rate swap agreements.

All or a portion of the change in fair value of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If the Company extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the outstanding notional amount of the swap exceeds the outstanding notional amount of variable rate debt, all or a portion of the change in fair value of the swap may be recognized in earnings. In addition, the change in fair value of the swap may be recognized in earnings if the Company determines it is no longer probable that it will have future variable rate cash flows to hedge against. The Company has assessed the counterparties risk and determined that no substantial risk of default exists as of June 30, 2026, because each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Ratings, Standard & Poor’s Global Ratings and Fitch Ratings.

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

The following table presents the Company’s derivative assets subject to an enforceable master netting arrangement as of June 30, 2026 and December 31, 2025.

	Gross Amount of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026:
Interest rate swaps	$6.9	$(1.9)	$—	$5.0
December 31, 2025:
Interest rate swaps	$0.3	$(0.3)	$—	$—

Information pertaining to derivative liabilities was as follows:

	Gross Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026:
Interest rate swaps	$1.9	$(1.9)	$—	$—
December 31, 2025:
Interest rate swaps	$7.2	$(0.3)	$—	$6.9

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, interest rate swaps, notes and other debt, and interest and dividends payable. With respect to the Company’s financial instruments, the carrying amount of cash, restricted cash, accounts receivable, accounts payable, interest and dividends payable were estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The fair value of cash equivalents, interest rate swaps, and notes and other debt is measured on a recurring basis.

Non-financial assets and liabilities, including property, plant and equipment, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six months ended June 30, 2026 requiring any non-financial asset and liability to be subsequently recognized at fair value.

The fair value of financial instruments was as follows:

(Millions)	June 30, 2026	December 31, 2025
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$479.2	$—
Interest rate swap assets - Level 2	$6.9	$0.3
Interest rate swap liabilities - Level 2	$1.9	$7.2
Not Recorded at Fair Value in the Financial Statements:
Notes and other debt, including current portion - Level 2: (b)
Included in current portion of notes and other debt	$10.5	$10.1
Included in notes and other debt, net	$10,987.5	$9,648.3

(a)As of June 30, 2026, cash equivalents included highly liquid, actively traded money market funds with next day access.

(b)Recognized at carrying value of $10,767.1 million and $9,630.8 million, including the current portion and excluding unamortized deferred financing costs, at June 30, 2026 and December 31, 2025, respectively.

The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using the applicable observable, quoted swap rates (USD-SOFR) for the full term of the swaps and incorporating credit valuation adjustments to appropriately reflect both the Company’s own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2026, the adjustment to the fair value of the interest rate swaps to reflect non-performance risk was immaterial.

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

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables that will not be collected. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-offs, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to services and product sales of $34.6 million and $16.7 million at June 30, 2026 and December 31, 2025, respectively.

Accounts receivable consists of the following as of:

(Millions)	June 30, 2026	December 31, 2025
Accounts receivable	$410.0	$371.6
Less: Allowance for credit losses	22.9	12.6
Accounts receivable, net	$387.1	$359.0

Activity in the allowance for credit losses consisted of the following:

(Millions)
Balance as of December 31, 2025	$12.6
Provision for estimated credit losses	29.8
Write-offs, net of recovered accounts	(19.5)
Balance as of June 30, 2026	$22.9

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	June 30, 2026	December 31, 2025
Contract assets (a)	$57.5	$61.7
Contract liabilities (b)	$176.7	$173.9

(a)$30.8 million and $34.8 million included in other current assets and $26.7 million and $26.9 million included in other assets as of June 30, 2026 and December 31, 2025, respectively.

(b)$108.3 million and $112.9 million included in current deferred revenue and $68.4 million and $61.0 million included in noncurrent deferred revenue as of June 30, 2026 and December 31, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Revenues recognized included in the opening contract liability balance	$10.3	$1.2	$99.3	$2.8

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.1 billion for contracts with original expected durations of more than one year remaining. The Company expects to recognize approximately 20%, 34%, and 24% of our remaining performance obligations as revenue during the remainder of 2026, 2027 and 2028, respectively, with the remaining balance thereafter.

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

Revenues disaggregated by category were as follows:

	Three Months Ended June 30, 2026
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$135.4	$—	$—	$135.4
DSL subscriber and other	119.9	—	—	119.9
Uniti Solutions:
Managed services	—	—	167.3	167.3
TDM	—	—	6.6	6.6
Business services	94.2	—	—	94.2
Switched access	3.0	—	—	3.0
Uniti Fiber	—	57.7	—	57.7
Wholesale	76.1	74.3	—	150.4
Total service revenues accounted for under ASC 606	428.6	132.0	173.9	734.5
Sales revenues	37.1	1.3	1.6	40.0
Total revenues and sales accounted for under ASC 606	465.7	133.3	175.5	774.5
Operating lease income	24.8	47.6	0.2	72.6
Other service and sales revenues (a)	37.7	19.4	5.5	62.6
Total revenues and sales	$528.2	$200.3	$181.2	$909.7

	Six Months Ended June 30, 2026
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$266.3	$—	$—	$266.3
DSL subscriber and other	255.1	—	—	255.1
Uniti Solutions:
Managed services	—	—	342.7	342.7
TDM	—	—	14.6	14.6
Business services	193.6	—	—	193.6
Switched access	6.5	—	—	6.5
Uniti Fiber	—	119.9	—	119.9
Wholesale	153.1	142.7	—	295.8
Total service revenues accounted for under ASC 606	874.6	262.6	357.3	1,494.5
Sales revenues	62.2	2.5	2.4	67.1
Total revenues and sales accounted for under ASC 606	936.8	265.1	359.7	1,561.6
Operating lease income	50.4	100.8	0.3	151.5
Other service and sales revenues (a)	77.9	94.5	11.7	184.1
Total revenues and sales	$1,065.1	$460.4	$371.7	$1,897.2

	Three Months Ended June 30, 2025
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	56.4	—	56.4
Wholesale	—	1.4	—	1.4
Total service revenues accounted for under ASC 606	—	57.8	—	57.8
Sales revenues	—	4.9	—	4.9
Total revenues and sales accounted for under ASC 606	—	62.7	—	62.7
Operating lease income	—	238.0	—	238.0
Other service and sales revenues (a)	—	—	—	—
Total revenues and sales	$—	$300.7	$—	$300.7

	Six Months Ended June 30, 2025
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$—	$—	$—	$—
DSL subscriber and other	—	—	—	—
Uniti Solutions:
Managed services	—	—	—	—
TDM	—	—	—	—
Business services	—	—	—	—
Switched access	—	—	—	—
Uniti Fiber	—	111.3	—	111.3
Wholesale	—	2.9	—	2.9
Total service revenues accounted for under ASC 606	—	114.2	—	114.2
Sales revenues	—	5.3	—	5.3
Total revenues and sales accounted for under ASC 606	—	119.5	—	119.5
Operating lease income	—	472.4	—	472.4
Other service and sales revenues (a)	—	2.7	—	2.7
Total revenues and sales	$—	$594.6	$—	$594.6

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

The following table presents the deferred contract acquisition and fulfillment costs as of:

(Millions)	June 30, 2026	December 31, 2025
Deferred contract acquisition costs:
Prepaid expenses	$22.4	$9.3
Other assets	46.6	16.6
Total deferred contract acquisition costs	$69.0	$25.9
Deferred contract fulfillment costs:
Prepaid expenses	$6.5	$3.0
Other assets	12.8	6.5
Total deferred contract fulfillment costs	$19.3	$9.5

Amortization of deferred contract acquisition costs was $5.5 million and $9.3 million for the three and six months ended June 30, 2026, respectively, as compared to $1.4 million and $2.5 million for the three and six months ended June 30, 2025. Amortization of deferred contract fulfillment costs was $1.5 million and $2.5 million for the three and six months ended June 30, 2026. There was no amortization of deferred contract fulfillment costs recorded during the three and six months ended June 30, 2025.

Note 9. Employee Benefit Plans:

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased.

The minimum required employer contributions to the pension plan in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and will contribute the remaining $2.9 million for the 2025 plan year in September 2026. Incremental to its required minimum funding contributions, the Company also made a voluntary cash contribution of $4.4 million to the pension plan on June 2, 2026, which was allocated to the 2025 plan year. On April 15, 2026, the Company made in cash its first required quarterly employer contribution for the 2026 plan year of $4.4 million, and on July 15, 2026, the Company made in cash its second required quarterly employer contribution for the 2026 plan year of $4.4 million. The total amount of the 2026 employer contributions, and amount and timing of future contributions including any voluntary contributions, to the pension plan are dependent upon a myriad of factors, including future investment performance, changes in future discount rates, and changes in the demographics of the population participating in the plan.

The components of pension income were as follows:

(Millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Benefits earned during the period (a)	$0.6	$1.1
Interest cost on benefit obligation (b)	7.1	14.2
Expected return on plan assets (b)	(8.6)	(17.1)
Net periodic pension income	$(0.9)	$(1.8)

(a)Included in cost of services and selling, general and administrative expense.

(b)Included in other income, net.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company’s existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized was $6.0 million and $13.4 million for the three and six months ended June 30, 2026, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2025. Expense related to the employee savings plans is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 10. Accumulated Other Comprehensive Income (Loss):

Changes in accumulated other comprehensive income (loss) applicable to our cash flow hedges by component were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Balance at beginning of period	$4.3	$(0.5)	$(1.9)	$(0.6)
Interest rate cap:
Change in fair value of interest rate cap, net of tax	—	—	—	(0.1)
Designated interest rate swaps:
Change in fair value of interest rate swaps, net of tax	6.9	—	14.8	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.2)	0.3	(1.8)	0.5
De-designated interest rate swaps:
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.2)	—	(0.3)	—
Balance at end of period	$10.8	$(0.2)	$10.8	$(0.2)

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

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings (loss) per share under the two-class method. We also have outstanding performance-based restricted stock units (“PSUs”) that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. For the three and six months ended June 30, 2026, 0.1 million non-participating securities were excluded from the computation of earnings (loss) per share, as their performance conditions have not been met, and 3.7 million non-participating securities were excluded from the computation of earnings (loss) per share, as their effect would have been anti-dilutive due to our reported net loss for the period. For the three and six months ended June 30, 2025, approximately 1.2 million PSUs were excluded from the computation of diluted earnings per share, as their performance conditions had not been met.

The dilutive effect of the Preferred Stock was calculated by using the “if-converted” method, which assumes an add-back of dividends to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the 2027 convertible notes was calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. For the three and six months ended June 30, 2026, we excluded 71.0 million and 83.8 million shares, respectively, of Preferred Stock and 25.3 million potential common shares related to the 2027 convertible notes from the computation of earnings (loss) per share, because their effect would have been antidilutive due to our reported net loss for the period. For the three and six months ended June 30, 2025, we excluded 25.3 million potential common shares related to the 2027 convertible notes from the computation of earnings per share, as their effect would have been anti-dilutive.

The following sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share data)	2026	2025	2026	2025
Basic (loss) earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(155.9)	$(10.7)	$(226.2)	$1.5
Less: Income allocated to participating securities	—	—	—	(0.3)
Less: Dividends declared on Preferred Stock	(15.7)	—	(31.2)	—
Net (loss) income attributable to common shares	$(171.6)	$(10.7)	$(257.4)	$1.2
Denominator:
Weighted-average common shares outstanding	235.3	143.8	234.9	143.7
Weighted-average Warrants outstanding	17.6	—	17.6	—
Total basic weighted-average common shares outstanding	252.9	143.8	252.5	143.7
Basic (loss) earnings per common share	($0.68)	($0.07)	($1.02)	$0.01

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share data)	2026	2025	2026	2025
Diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to common shares	$(171.6)	$(10.7)	$(257.4)	$1.2
Add: Dividends declared on Preferred Stock	—	—	—	—
Add: Impact on if-converted dilutive securities	—	—	—	—
Net (loss) income attributable to common shares	$(171.6)	$(10.7)	$(257.4)	$1.2
Denominator:
Basic weighted-average common shares outstanding	252.9	143.8	252.5	143.7
Add: Effect of dilutive non-participating securities	—	—	—	—
Add: Impact on if-converted dilutive securities	—	—	—	—
Total diluted weighted-average common shares outstanding	252.9	143.8	252.5	143.7
Dilutive (loss) earnings per common share	($0.68)	($0.07)	($1.02)	$0.01

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

Uniti Solutions – We manage as one business our mid-market and large business customers located within our CLEC markets and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include SASE, UCaaS, OfficeSuite UC®, SD-WAN, SSE and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including TDM voice and data services and certain surcharges assessed to customers. Uniti Solutions’ sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

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

Interest expense, net and (loss) gain on extinguishment of debt have been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

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

The following table summarizes our segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Kinetic:
Service revenues from external customers	$491.1	$—	$1,002.9	$—
Sales revenues from external customers	37.1	—	62.2	—
Total revenues and sales from external customers	528.2	—	1,065.1	—
Intersegment revenues (a)	10.8	—	21.9	—
Total revenues and sales	539.0	—	1,087.0	—
Compensation expenses	(86.1)	—	(180.1)	—
Non-compensation managed expenses (b)	(69.0)	—	(134.9)	—
Revenue-driven costs (c)	(64.6)	—	(117.8)	—
Network access and facilities	(41.1)	—	(88.4)	—
Allocated network operations expenses	(10.9)	—	(22.9)	—
Customer access (d)	(5.7)	—	(11.9)	—
Intersegment costs and expenses (e)	(33.2)	—	(67.1)	—
Contribution margin	$228.4	$—	$463.9	$—
Fiber Infrastructure:
Service revenues from external customers	$182.2	$295.8	$369.7	$586.6
Sales revenues from external customers	18.1	4.9	90.7	8.0
Total revenues and sales from external customers	200.3	300.7	460.4	594.6
Intersegment revenues (f)	33.8	—	68.5	—
Total revenues and sales	234.1	300.7	528.9	594.6
Network access and facilities expenses	(55.7)	(18.4)	(116.6)	(40.9)
Compensation expenses	(19.1)	(11.8)	(38.2)	(23.5)
Non-compensation managed expenses (g)	(11.7)	(6.7)	(16.7)	(10.3)
Revenue-driven costs (h)	(19.0)	(5.1)	(28.5)	(7.9)
Allocated network operations expenses	(2.0)	—	(4.6)	—
Customer access (d)	(2.7)	—	(5.6)	—
Intersegment costs and expenses (e)	(2.1)	—	(4.2)	—
Contribution margin	$121.8	$258.7	$314.5	$512.0
Uniti Solutions:
Service revenues from external customers	$179.6	$—	$369.3	$—
Sales revenues from external customers	1.6	—	2.4	—
Total revenues and sales from external customers	181.2	—	371.7	—
Intersegment revenues (i)	1.3	—	2.6	—
Total revenues and sales	182.5	—	374.3	—
Compensation expenses	(13.9)	—	(29.2)	—
Non-compensation managed expenses (j)	(1.7)	—	(3.3)	—
Revenue-driven costs (k)	(25.9)	—	(53.5)	—
Customer access (d)	(38.6)	—	(79.0)	—
Intersegment costs and expenses (e)	(10.6)	—	(21.7)	—
Contribution margin	$91.8	$—	$187.6	$—
Total segment revenues and sales from external customers	$909.7	$300.7	$1,897.2	$594.6
Total intersegment revenues	45.9	—	93.0	—
Total segment revenues and sales	955.6	300.7	1,990.2	594.6
Total segment expenses	(467.7)	(42.0)	(931.2)	(82.6)
Total intersegment costs and expenses	(45.9)	—	(93.0)	—
Total segment contribution margin	$442.0	$258.7	$966.0	$512.0

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

(f)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(g)Includes advertising, contract services and fees, and employee-related travel costs.

(h)Includes federal and state USF fees, provision for credit losses, early termination fees, and cost of fiber sales.

(i)Consists of intercompany charges to Kinetic for licensing fees related to the usage of the OfficeSuite UC® product.

(j)Includes support agreements, contract services and fees, and employee-related travel costs.

(k)Includes federal and state USF fees, provision for credit losses, third-party commissions, staff augmentation for professional services, product licensing fees, and cost of sales.

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Kinetic	$350.9	$—	$602.8	$—
Fiber Infrastructure	77.2	38.1	147.6	246.2
Uniti Solutions	6.8	—	13.3	—
Total segment capital expenditures	434.9	38.1	763.7	246.2
Corporate/Shared (a)	15.1	—	35.5	—
Total	$450.0	$38.1	$799.2	$246.2

(a)Represents capital expenditures not directly assigned to the segments and primarily consists of capital outlays for network enhancements and information technology-related projects benefiting Uniti as a whole.

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Total segment revenues and sales	$955.6	$300.7	$1,990.2	$594.6
Intersegment revenues	(45.9)	—	(93.0)	—
Total consolidated revenues and sales	$909.7	$300.7	$1,897.2	$594.6

The following table reconciles total segment contribution margin to consolidated net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2026	2025	2026	2025
Total segment contribution margin	$442.0	$258.7	$966.0	$512.0
Depreciation and amortization	(305.9)	(79.6)	(595.7)	(159.3)
Transaction related and other costs	(9.6)	(13.5)	(39.7)	(21.3)
Corporate/shared operating expenses	(86.7)	(16.2)	(172.2)	(31.7)
Amortization of non-cash rights-of-use assets	(0.1)	(0.9)	(0.2)	(1.7)
Stock-based compensation	(7.5)	(3.5)	(15.1)	(7.3)
Other income (expense), net	7.8	(1.1)	14.3	(1.1)
(Loss) gain on extinguishment of debt	—	(32.0)	1.2	(40.5)
Interest expense, net	(195.6)	(128.8)	(383.9)	(258.3)
Income tax (expense) benefit	(0.3)	6.2	(0.9)	10.7
Net (loss) income	$(155.9)	$(10.7)	$(226.2)	$1.5

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

Note 14. Supplementary Unrestricted Subsidiary Information:

During 2025, we formed Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC and Uniti Fiber TRS AssetCo LLC (with Uniti Fiber GulfCo LLC, which was formed in 2024, the “Fiber Infrastructure ABS Notes Obligors”) each a subsidiary of Uniti Fiber ABS Parent LLC (“Fiber Infrastructure ABS Parent”) and an indirect, bankruptcy-remote subsidiary of the Company. Each Fiber Infrastructure ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

In conjunction with the issuance of the Kinetic ABS 2026-1 Notes, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and we designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s outstanding senior notes. We also formed the Kinetic ABS 2026-1 Obligors, each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS 2026-1 Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes. See Note 5 for additional information regarding our asset-backed securities.

Below are the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, of such unrestricted subsidiaries:

	As of June 30, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$15.7	$593.2	$—	$608.9
Restricted cash	117.9	5.9	—	123.8
Accounts receivable, net	40.6	447.1	(100.6)	387.1
Inventories	—	34.0	—	34.0
Prepaid expenses	—	175.2	(20.7)	154.5
Other current assets	0.7	176.5	—	177.2
Total current assets	174.9	1,431.9	(121.3)	1,485.5
Goodwill	—	1,158.5	—	1,158.5
Intangible assets, net	—	1,137.1	—	1,137.1
Property, plant and equipment, net	1,808.7	6,777.0	—	8,585.7
Operating lease right-of-use assets, net	—	509.8	(31.2)	478.6
Other assets	24.1	142.9	(31.5)	135.5
Total assets	$2,007.7	$11,157.2	$(184.0)	$12,980.9
Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	59.1	218.8	(100.2)	177.7
Deferred revenue	17.1	242.9	(3.7)	256.3
Current portion of operating lease obligations	—	117.4	—	117.4
Accrued taxes	2.5	63.3	—	65.8
Accrued interest	11.3	137.1	—	148.4
Other current liabilities	6.2	433.6	—	439.8
Total current liabilities	96.2	1,223.1	(103.9)	1,215.4
Notes and other debt, net	1,764.5	8,893.4	(21.3)	10,636.6
Noncurrent operating lease obligations	—	329.1	—	329.1
Noncurrent deferred revenue	109.7	339.1	(58.8)	390.0
Deferred income tax assets, net	—	17.1	—	17.1
Other liabilities	—	231.2	—	231.2
Total liabilities	1,970.4	11,033.0	(184.0)	12,819.4
Shareholders' equity:
Total shareholders' equity	37.3	124.2	—	161.5
Total liabilities and shareholders' equity	$2,007.7	$11,157.2	$(184.0)	$12,980.9

	As of December 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$5.4	$48.1	$—	$53.5
Restricted cash	75.2	5.4	—	80.6
Accounts receivable, net	18.0	394.6	(53.6)	359.0
Inventories	—	44.0	—	44.0
Prepaid expenses	—	137.6	—	137.6
Other current assets	—	156.3	—	156.3
Total current assets	98.6	786.0	(53.6)	831.0
Goodwill	—	1,158.3	—	1,158.3
Intangible assets, net	—	1,293.3	—	1,293.3
Property, plant and equipment, net	614.4	7,527.5	—	8,141.9
Operating lease right-of-use assets, net	—	516.6	—	516.6
Other assets	23.4	103.2	(31.0)	95.6
Total assets	$736.4	$11,384.9	$(84.6)	$12,036.7
Liabilities and shareholders' equity (deficit):
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	47.7	177.4	(53.6)	171.5
Deferred revenue	7.4	233.5	(1.1)	239.8
Current portion of operating lease obligations	—	122.6	—	122.6
Accrued taxes	0.5	51.3	—	51.8
Accrued interest	10.3	128.5	—	138.8
Other current liabilities	—	389.4	—	389.4
Total current liabilities	65.9	1,112.7	(54.7)	1,123.9
Notes and other debt, net	822.1	8,728.6	(21.3)	9,529.4
Noncurrent operating lease obligations	—	360.5	—	360.5
Noncurrent deferred revenue	62.5	314.8	(8.6)	368.7
Deferred income tax assets, net	—	17.7	—	17.7
Other liabilities	—	256.1	—	256.1
Total liabilities	950.5	10,790.4	(84.6)	11,656.3
Shareholders' (deficit) equity:
Total shareholders' (deficit) equity	(214.1)	594.5	—	380.4
Total liabilities and shareholders' equity (deficit)	$736.4	$11,384.9	$(84.6)	$12,036.7

	Six Months Ended June 30, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$205.2	$1,773.0	$(81.0)	$1,897.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	56.1	716.4	(72.3)	700.2
Cost of sales (exclusive of depreciation and amortization)	1.6	69.8	—	71.4
Selling, general and administrative	14.1	341.7	(8.7)	347.1
Depreciation and amortization	69.6	526.1	—	595.7
Transaction related and other costs	—	39.7	—	39.7
Total costs and expenses	141.4	1,693.7	(81.0)	1,754.1
Operating income	63.8	79.3	—	143.1
Other income, net	1.1	13.2	—	14.3
Gain on extinguishment of debt	—	1.2	—	1.2
Interest expense, net	(51.9)	(332.0)	—	(383.9)
Income (loss) before income taxes	13.0	(238.3)	—	(225.3)
Income tax expense	—	(0.9)	—	(0.9)
Net income (loss)	$13.0	$(239.2)	$—	$(226.2)

	Six Months Ended June 30, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Revenue and sales	$68.5	$556.4	$(30.3)	$594.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	24.8	62.7	(25.2)	62.3
Cost of sales (exclusive of depreciation and amortization)	—	4.8	—	4.8
Selling, general and administrative	6.6	54.7	(5.1)	56.2
Depreciation and amortization	11.6	147.7	—	159.3
Transaction related and other costs	—	21.3	—	21.3
Total costs and expenses	43.0	291.2	(30.3)	303.9
Operating income	25.5	265.2	—	290.7
Other expense, net	—	(1.1)	—	(1.1)
Loss on extinguishment of debt	(3.2)	(37.3)	—	(40.5)
Interest expense, net	(19.4)	(238.9)	—	(258.3)
Income (loss) before income taxes	2.9	(12.1)	—	(9.2)
Income tax benefit	—	10.7	—	10.7
Net income (loss)	$2.9	$(1.4)	$—	$1.5

Note 15. Subsequent Events:

Kinetic ABS Series 2026-2 Notes - On July 15, 2026, Kinetic ABS Issuer completed a private offering of $1.1 billion aggregate principal amount of secured fiber network revenue term notes, consisting of $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $134.2 million 6.224% Series 2026-2, Class B term notes and $201.3 million 7.536% Series 2026-2, Class C term notes (collectively, the “Kinetic ABS 2026-2 Notes”), each with an anticipated repayment date in June 2033. The proceeds of the offering of the Kinetic ABS 2026-2 Notes were used to purchase assets held by certain subsidiary guarantors of the Company’s senior indebtedness that were contributed to certain subsidiaries of Kinetic ABS Issuer (the “Kinetic ABS Asset Sale”).

Uniti intends to use a portion of the net cash provided by the Kinetic ABS Asset Sale for reinvestments in the business, including to fund growth capital expenditures, and $500.0 million of such net cash proceeds to repay the Company’s senior secured indebtedness pursuant to the Term Loan Prepayment Offer and the Asset Sale Offers (each as defined and described further below). As of the closing of the transactions on July 15, 2026, together with the $960.1 million aggregate principal amount of Kinetic ABS 2026-1 Notes issued on January 30, 2026, the Kinetic ABS Issuer has $2.1 billion aggregate principal amount of revenue term notes outstanding, with no principal amount of variable funding notes or liquidity funding notes outstanding.

The Kinetic ABS 2026-2 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an amended and restated as of July 15, 2026, as supplemented by a Series 2026-2 Supplement thereto, dated as of July 15, 2026 (the “Series 2026-2 Supplement”), in each case by and among the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS AL LLC, Kinetic ABS FL LLC, Kinetic ABS NC LLC, Kinetic ABS IA LLC, Kinetic ABS OK LLC, and Kinetic ABS TX LLC (together the “Kinetic Asset Entities” and, together with the Kinetic ABS Issuer, the “Kinetic ABS 2026-2 Obligors”), and Wilmington Trust, National Association, as indenture trustee.

In connection with the issuance of the Kinetic ABS 2026-2 Notes, the Kinetic ABS Issuer (i) increased the maximum commitment under its existing liquidity funding note facility to reflect the increase in the transaction’s liquidity reserve requirements that resulted from the issuance of the Kinetic ABS 2026-2 Notes and (ii) extended the maturity of the existing liquidity note facility to align with the final maturity date of the Kinetic ABS 2026-2 Notes. No new variable funding notes were issued in connection with issuance of the Kinetic ABS 2026-2 Notes.

While the Kinetic ABS 2026-2 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, commencing on August 25, 2026. No principal payments will be due on the Kinetic ABS 2026-2 Notes prior to the applicable anticipated repayment date, unless certain rapid amortization or acceleration triggers are activated.

The Kinetic ABS 2026-2 Notes are obligations only of the Kinetic ABS 2026-2 Obligors pursuant to the Kinetic ABS Base Indenture. Pursuant to the Kinetic ABS Base Indenture and the related transaction documents, the Kinetic ABS 2026-2 Notes are guaranteed by each Kinetic Asset Entity, and Kinetic ABS Issuer’s direct parent company (the “Holdco Guarantor”), and such guarantees and the Kinetic 2026-2 Notes are secured by security interests in the equity interests in the Kinetic ABS Issuer and substantially all of the assets of the Kinetic ABS Issuer and the other Kinetic ABS 2026-2 Obligors, which assets are primarily the fiber network assets and related residential customer contracts in the States of Georgia, Texas, Arkansas, Kentucky, Ohio, North Carolina, Iowa, Alabama, Florida and Oklahoma that have been sold or contributed to the Kinetic Asset Entities by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the Kinetic ABS 2026-2 Obligors, and the Holdco Guarantor (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the Kinetic ABS 2026-2 Obligors under the Kinetic ABS Base Indenture or the Kinetic ABS 2026-2 Notes, and neither the Holdco Guarantor, nor the Kinetic ABS Issuer, any of the Kinetic ABS 2026-2 Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

The Kinetic ABS 2026-2 Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the Kinetic ABS Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Kinetic ABS 2026-1 Notes and the Kinetic ABS 2026-2 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Kinetic ABS 2026-2 Notes prior to the monthly payment date in June 2033, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Kinetic ABS Base Indenture, the Kinetic ABS 2026-2 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Kinetic ABS 2026-2 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Kinetic ABS 2026-2 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Term Loan Prepayment Offer and Asset Sale Offers - On July 23, 2026, following the completion of the Kinetic ABS Asset Sale described above, Uniti Services issued a prepayment notice to the lenders of its 2025 Term Loan to prepay up to $167.8 million principal amount of the 2025 Term Loan on July 30, 2026 (the “Term Loan Prepayment Offer”). On July 30, 2026, Uniti Services repaid $19.8 million principal amount of the 2025 Term Loan.

Concurrently and in connection with the Term Loan Prepayment Offer, on July 23, 2026, the issuers of the 4.75% secured notes and 7.50% secured notes commenced asset sale offers (the “Asset Sale Offers”) to purchase up to $332.2 million aggregate principal amount (the “Maximum Offer Amount”) of the 4.75% secured notes and 7.50% secured notes. To the extent certain term loan lenders decline their pro rata share of the 2025 Term Loan prepayment amount and the total principal amount of 2025 Term Loan that is prepaid is less than $167.8 million, the issuers of the 4.75% secured notes and 7.50% secured notes intend to amend the Asset Sale Offers to increase the Maximum Offer Amount in an amount equal to the declined 2025 Term Loan prepayment amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2026. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements, and the notes thereto set forth in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026.

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including approximately 603,000 residential fiber customers, with a network that includes approximately 2.1 million fiber-equipped households predominately situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored wave and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Fiber Infrastructure and Uniti Solutions. See Notes 8 and 12 for additional information regarding the Company’s business segments.

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

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth years after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the Closing on a fully diluted basis after giving effect to such Warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction-related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

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

Uniti Solutions – We manage as one business our mid-market and large business customers located within markets in which we are a CLEC and provide services over network facilities primarily leased from other carriers. Products and services consist of software solutions and network connectivity offerings. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software-Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”) and associated network access products and services. Network connectivity offerings consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services, including time-division multiplexing (“TDM”) voice and data services and certain surcharges assessed to customers. Uniti Solutions’ sales revenues include sales of high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers.

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

Interest expense, net and (loss) gain on extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Other Significant Developments

First Quarter 2026 Debt Refinancing Transactions

Kinetic ABS Series 2026-1 Notes – On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS Notes”), each with an anticipated repayment date in February 2031. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include success-based capital expenditures and/or repayment of outstanding debt.

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

Third Quarter 2026 Debt Refinancing Transactions

Kinetic ABS Series 2026-2 Notes – On July 15, 2026, Kinetic ABS Issuer LLC (“Kinetic ABS Issuer”) completed a private offering of $1.1 billion aggregate principal amount of secured fiber network revenue term notes, consisting of $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $134.2 million 6.224% Series 2026-2, Class B term notes and $201.3 million 7.536% Series 2026-2, Class C term notes (collectively, the “Kinetic ABS 2026-2 Notes”), each with an anticipated repayment date in June 2033. The proceeds of the offering of the Kinetic ABS 2026-2 Notes were used to purchase assets held by certain subsidiary guarantors of the Company’s senior indebtedness that were contributed to certain subsidiaries of Kinetic ABS Issuer (the “Kinetic ABS Asset Sale”). Uniti intends to use a portion of the net cash provided by the Kinetic ABS Asset Sale for reinvestments in the business, including to fund growth capital expenditures, and $500 million of such net cash proceeds to repay the Company’s senior secured indebtedness pursuant to the Term Loan Prepayment Offer and the Asset Sale Offers (each as defined and described further below).

The Kinetic ABS 2026-2 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an amended and restated indenture, dated as of July 15, 2026 (the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-2 Supplement thereto, dated as of July 15, 2026 (the “Series 2026-2 Supplement”). In connection with the issuance of the Kinetic ABS 2026-2 Notes, the Kinetic ABS Issuer (i) increased the maximum commitment under its existing liquidity funding note facility to reflect the increase in the transaction’s liquidity reserve requirements that resulted from the issuance of the Kinetic ABS 2026-2 Notes and (ii) extended the maturity of the existing liquidity note facility to align with the final maturity date of the Kinetic ABS 2026-2 Notes. No new variable funding notes were issued in connection with issuance of the Kinetic ABS 2026-2 Notes.

While the Kinetic ABS 2026-2 Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month, commencing on August 25, 2026. No principal payments will be due on the Kinetic ABS 2026-2 Notes prior to the applicable anticipated repayment date, unless certain rapid amortization or acceleration triggers are activated. The Kinetic ABS 2026-2 Notes are subject to a series of customary covenants and restrictions.

As of the closing on July 15, 2026, together with the $960.1 million aggregate principal amount of Kinetic ABS 2026-1 Notes issued on January 30, 2026, the Kinetic ABS Issuer has $2.1 billion aggregate principal amount of revenue term notes outstanding, with no principal amount of variable funding notes or liquidity funding notes outstanding.

Term Loan Prepayment Offer and Asset Sale Offers - On July 23, 2026, Uniti Services issued a prepayment notice to the lenders of its 2025 Term Loan to prepay up to $167.8 million principal amount of the 2025 Term Loan on July 30, 2026 (the “Term Loan Prepayment Offer”). On July 30, 2026, Uniti Services repaid $19.8 million principal amount of the 2025 Term Loan.

Concurrently, on July 23, 2026, the issuers of the 4.75% secured notes and 7.50% secured notes commenced asset sale offers (the “Asset Sale Offers”) to purchase up to $332.2 million aggregate principal amount (the “Maximum Offer Amount”) of the 4.75% secured notes and 7.50% secured notes. To the extent certain term loan lenders decline their pro rata share of the Term Loan prepayment amount and the total principal amount of 2025 Term Loan that is prepaid is less than $167.8 million, the issuers of the 4.75% secured notes and 7.50% secured notes intend to amend the Asset Sale Offers to increase the Maximum Offer Amount in an amount equal to the declined 2025 Term Loan prepayment amount.

See Note 15 to the unaudited condensed consolidated financial statements for additional information related to these third quarter 2026 debt refinancing transactions.

Financial and Performance Highlights

The following is a summary of our operating results for the three and six months ended June 30, 2026:

•We generated consolidated revenues and sales of $909.7 million and $1,897.2 million for the three and six months ended June 30, 2026, respectively, up $609.0 million and $1,302.6 million, when compared to the same periods a year ago. The acquired operations of Windstream generated total revenues and sales of $795.9 million and $1,605.2 million for the three and six months ended June 30, 2026, respectively. The Merger accounted for 87% and 85% of our total consolidated revenues and sales for the three and six months ended June 30, 2026, respectively. During the first half of 2026, we entered into an indefeasible right of use (“IRU”) agreement for dark fiber with a large hyperscaler, resulting in $85.5 million in incremental sales revenues.

•We generated consolidated operating income of $32.2 million and $143.1 million for the three and six months ended June 30, 2026, respectively, decreases of $112.8 million and $147.6 million, when compared to the same periods a year ago. The acquired operations of Windstream generated operating income of $69.7 million and $173.0 million for the three and six months ended June 30, 2026, respectively. Transaction-related and other costs were $9.6 million and $39.7 million for the three and six months ended June 30, 2026, respectively, a decrease of $3.9 million and an increase of $18.4 million from the same periods a year ago, primarily due to the Merger.

•Within the Kinetic segment, service revenues were $501.9 million and $1,024.8 million and contribution margins were $228.4 million and $463.9 million for the three and six months ended June 30, 2026, respectively. We extended our fiber coverage during the quarter bringing our total to approximately 2.1 million consumer premises passed or 44% of our Kinetic footprint as of June 30, 2026. We ended the second quarter with approximately 603,000 consumer subscribers on our fiber network, representing a 29% fiber consumer subscriber penetration rate (calculated as the total number of fiber consumer subscribers divided by the total number of consumer premises passed).

•Our Fiber Infrastructure segment generated solid operating results highlighted by high demand from carriers, content providers and larger-scale purchasers of network capacity. For this segment, service revenues were $216.0 million and $438.2 million and contribution margins were $121.8 million and $314.5 million, for the three and six months ended June 30, 2026, respectively. The acquired wholesale business of Windstream generated service revenues of $120.2 million and $236.8 million and direct margin of $68.9 million and $191.2 million for the three and six months ended June 30, 2026, respectively.

•Within the Uniti Solutions segment, we continued execution of our transformation strategy, which is shifting away from legacy TDM revenues and narrowing our focus to emphasize profitability for the valuable base of managed services customers. For this segment, service revenues were $180.9 million and $371.9 million and contribution margins were $91.8 million and $187.6 million for the three and six months ended June 30, 2026, respectively.

Due to the relative size of the acquired Windstream operations in relation to Old Uniti's operations, the Merger had a significant impact on the operating results of the Company for the three and six months ended June 30, 2026. To facilitate a discussion and analysis of our results on a comparable basis, management has supplemented its discussion of the Company's results of operations under GAAP with supplemental unaudited pro forma condensed combined financial information based on the historical results of operations of Old Uniti and Windstream as if the Merger had been consummated on January 1, 2024. See the “Supplemental Unaudited Pro Forma Condensed Combined Financial Information” section within this MD&A for further information on the assumptions used in the preparation of the financial information.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results for Uniti:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues	$852.9	$295.8	$557.1	*	$1,741.9	$586.6	$1,155.3	*
Sales revenues	56.8	4.9	51.9	*	155.3	8.0	147.3	*
Total revenues and sales	909.7	300.7	609.0	*	1,897.2	594.6	1,302.6	*
Costs and expenses:
Cost of services (a)	342.0	30.9	311.1	*	700.2	62.3	637.9	*
Cost of sales (a)	41.6	3.8	37.8	*	71.4	4.8	66.6	*
Selling, general and administrative	178.4	27.9	150.5	*	347.1	56.2	290.9	*
Depreciation and amortization	305.9	79.6	226.3	*	595.7	159.3	436.4	*
Transaction related and other costs (b)	9.6	13.5	(3.9)	(29)	39.7	21.3	18.4	86
Total costs and expenses	877.5	155.7	721.8	*	1,754.1	303.9	1,450.2	*
Operating income	32.2	145.0	(112.8)	(78)	143.1	290.7	(147.6)	(51)
Other income (expense), net (c)	7.8	(1.1)	8.9	*	14.3	(1.1)	15.4	*
(Loss) gain on extinguishment of debt (d)	—	(32.0)	(32.0)	(100)	1.2	(40.5)	(41.7)	(103)
Interest expense, net	(195.6)	(128.8)	66.8	52	(383.9)	(258.3)	125.6	49
Loss before income taxes	(155.6)	(16.9)	138.7	*	(225.3)	(9.2)	216.1	*
Income tax (expense) benefit	(0.3)	6.2	6.5	105	(0.9)	10.7	11.6	108
Net (loss) income	$(155.9)	$(10.7)	$145.2	*	$(226.2)	$1.5	$227.7	*
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)Transaction related and other costs include professional services and fees, integration costs, and other miscellaneous costs. For additional information related to these expenses see the corresponding section of Note 3 to the condensed consolidated financial statements.

(c)Amounts primarily include $6.5 million and $11.7 million of incremental interest income earned on short-term investments in the three and six months ended June 30, 2026, respectively.

(d)See corresponding section of Note 5 to the condensed consolidated financial statements for information related to the (loss) gain on extinguishment of debt recorded in each period.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$757.2	$1,540.6
Decreases in Fiber Infrastructure service revenues (a)	(200.1)	(385.3)
Net increases in service revenues	$557.1	$1,155.3

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger.

Sales Revenues

Sales revenues include sales of various types of communications equipment and products to customers including selling network equipment to contractors on a wholesale basis. Consumer product sales include home networking equipment, computers and phones. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $16.8 million and $88.2 million for the three and six months ended June 30, 2026, respectively. Revenues from sales-type leases were $2.7 million for the six months ended June 30, 2025. There were no revenues from sales-type leases in the second quarter of 2025.

The following table reflects the primary drivers of the changes in sales revenues compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to sales-type leases (a)	$16.8	$85.5
Increases attributable to the Merger	38.7	64.6
Decreases in Fiber Infrastructure equipment and other sales	(3.6)	(2.8)
Increases in sales revenues	$51.9	$147.3

(a)Increases attributable to IRU dark fiber agreements, including one agreement with a large hyperscaler entered into during the first quarter of 2026.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$313.1	$642.9
Decreases in network and other operations	(2.0)	(5.0)
Net increases in cost of services	$311.1	$637.9

Cost of Sales

Cost of sales represents the associated cost of equipment and the net carrying value of fiber for sales-type leases. The following table reflects the primary drivers of the changes in cost of sales compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$40.4	$68.4
Increases attributable to sales-type leases	1.2	2.5
Decreases in Fiber Infrastructure equipment and other sales	(3.8)	(4.3)
Net increases in cost of sales	$37.8	$66.6

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

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$136.9	$271.8
Increases in provision for estimated credit losses (a)	12.1	12.2
Increases in stock-based compensation (b)	4.0	7.8
Decreases in other costs	(2.5)	(0.9)
Net increases in SG&A	$150.5	$290.9

(a)Increases were primarily attributable to customers bankruptcies filed in the second quarter of 2026.

(b)Increases were primarily attributable to incremental expense associated with stock-based awards granted to select management employees of Old Uniti in 2025, for which vesting was contingent upon the closing of the Merger.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. Substantially all of the increases in depreciation and amortization during the three and six months ended June 30, 2026 were attributable to the Merger.

Operating Income

The Company reported operating income of $32.2 million and $143.1 million for the three and six months ended June 30, 2026, compared to operating income of $145.0 million and $290.7 million for three and six months ended June 30, 2025. Compared to the same periods of 2025, operating income decreased $112.8 million, or 78%, and $147.6 million, or 51%, during the three and six months ended June 30, 2025, respectively. The decreases in both the three and six months ended June 30, 2026 as compared to the same periods in 2025 primarily reflected decreases in operating lease revenues of $165.4 million and $320.9 million, respectively, primarily due to the absence of leasing revenues from Windstream subsequent to August 1, 2025 resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger, and the incremental increases in stock-based compensation expense. Higher transaction related and other costs related to the Merger of $18.4 million also contributed to the decrease in operating income in the six months ended June 30, 2026. The unfavorable effects of these items on operating income for the three and six months ended June 30, 2026 were partially offset by the incremental operating income of $69.7 million and $173.0 million, respectively, attributable to the acquired Windstream operations.

Interest Expense

The following table reflects the primary drivers of the changes in interest expense, net compared to the same periods a year ago:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Senior secured notes	$18.9	$41.5
Senior unsecured notes	33.5	59.8
Senior secured revolving credit facility - variable rate	1.9	4.3
Fiber Infrastructure ABS Notes and bridge loan facility	3.5	8.3
Kinetic ABS Notes	13.7	23.6
Interest rate cap	(0.3)	(0.5)
Interest rate swaps	(0.4)	(1.0)
Amortization of deferred financing costs and debt premium/discount	(0.6)	(5.4)
Accretion of settlement payable	(0.6)	(1.5)
Capitalized interest	(4.6)	(8.8)
Other	1.8	5.3
Total interest expense, net	$66.8	$125.6

As presented in the table above, interest expense, net increased $66.8 million and $125.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase reflects the incremental net increase of approximately $4.6 billion in aggregate long-term debt outstanding following the completion of the Merger and debt refinancing transactions completed in the fourth quarter of 2025 and first quarter of 2026. See Note 5 to the condensed consolidated financial statements for additional information related to our long-term debt obligations.

Income Taxes

In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates, permanent book/tax differences, valuation allowance analysis and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three and six months ended June 30, 2026, we recorded income tax expense of $0.3 million and $0.9 million, respectively, resulting in an effective tax rate of (0.2)% and (0.4)%, respectively. The effective tax rate differed from the statutory rate for the three and six months ended June 30, 2026 primarily due to changes in the valuation allowance recorded against current year income and current state income tax.

For the three and six months ended June 30, 2025, we recorded income tax benefits of $6.2 million and $10.7 million, respectively, resulting in an effective tax rate of 36.7% and 116.3%, respectively. The provision for income taxes differed from the statutory rate for the three and six months ended June 30, 2025 primarily due to the benefit of Old Uniti’s REIT status and the reversal of unrecognized tax benefits related to the expiration of a statute of limitations in a foreign jurisdiction.

BUSINESS SEGMENT OPERATING RESULTS

KINETIC

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$149.9	$—	$149.9	*	$294.7	$—	$294.7	*
DSL subscriber and other	129.1	—	129.1	*	274.7	—	274.7	*
Total consumer	279.0	—	279.0	*	569.4	—	569.4	*
Business services	94.4	—	94.4	*	194.0	—	194.0	*
Wholesale	77.0	—	77.0	*	155.1	—	155.1	*
RDOF funding	13.0	—	13.0	*	26.1	—	26.1	*
State USF	12.4	—	12.4	*	25.2	—	25.2	*
Switched access	3.0	—	3.0	*	6.5	—	6.5	*
End user surcharges	12.3	—	12.3	*	26.6	—	26.6	*
Intersegment revenues	10.8	—	10.8	*	21.9	—	21.9	*
Total service revenues	501.9	—	501.9	*	1,024.8	—	1,024.8	*
Sales revenues	37.1	—	37.1	*	62.2	—	62.2	*
Total revenues and sales	539.0	—	539.0	*	1,087.0	—	1,087.0	*
Compensation expense	(86.1)	—	86.1	*	(180.1)	—	180.1	*
Non-compensation managed expenses	(69.0)	—	69.0	*	(134.9)	—	134.9	*
Revenue-driven costs	(64.6)	—	64.6	*	(117.8)	—	117.8	*
Network access and facilities	(41.1)	—	41.1	*	(88.4)	—	88.4	*
Allocated network and customer operations expenses	(10.9)	—	10.9	*	(22.9)	—	22.9	*
Customer access	(5.7)	—	5.7	*	(11.9)	—	11.9	*
Intersegment costs and expenses	(33.2)	—	33.2	*	(67.1)	—	67.1	*
Contribution margin	$228.4	$—	$228.4	*	$463.9	$—	$463.9	*
* Not meaningful

The increases in Kinetic segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

A summary of Kinetic broadband customers was as follows as of June 30, 2026:

(Thousands)
Fiber consumer broadband customers	602.8
DSL consumer broadband customers	357.6
Total consumer broadband customers	960.4

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

FIBER INFRASTRUCTURE

Results of Operations

The following table reflects the Fiber Infrastructure segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$108.0	$226.4	$(118.4)	(52)	$219.3	$448.8	$(229.5)	(51)
Uniti Fiber	74.2	69.4	4.8	7	150.4	137.8	12.6	9
Intersegment revenues (b)	33.8	—	33.8	*	68.5	—	68.5	*
Total service revenues	216.0	295.8	(79.8)	(27)	438.2	586.6	(148.4)	(25)
Sales revenues (c)	18.1	4.9	13.2	*	90.7	8.0	82.7	*
Total revenues and sales	234.1	300.7	(66.6)	(22)	528.9	594.6	(65.7)	(11)
Network access and facilities expenses (d)	(55.7)	(18.4)	37.3	203	(116.6)	(40.9)	75.7	185
Compensation expenses (d)	(19.1)	(11.8)	7.3	62	(38.2)	(23.5)	14.7	63
Non-compensation managed expenses (e)	(11.7)	(6.7)	5.0	75	(16.7)	(10.3)	6.4	62
Revenue-driven costs (d)	(19.0)	(5.1)	13.9	*	(28.5)	(7.9)	20.6	*
Allocated network and customer operations expenses (d)	(2.0)	—	2.0	*	(4.6)	—	4.6	*
Customer access (d)	(2.7)	—	2.7	*	(5.6)	—	5.6	*
Intersegment costs and expenses (f)	(2.1)	—	2.1	*	(4.2)	—	4.2	*
Contribution margin	$121.8	$258.7	$(136.9)	(53)	$314.5	$512.0	$(197.5)	(39)
* Not meaningful

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger previously discussed, partially offset by incremental revenues of $83.8 million and $162.0 million attributable to the acquired wholesale operations of Windstream for the three and six months ended June 30, 2026, respectively.

(b)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(c)Increases were primarily attributable to revenues from sales-type leases and reflect the impact of the IRU dark fiber agreement with a large hyperscaler entered into during the first quarter of 2026, as previously discussed.

(d)Increases were primarily attributable to the acquired wholesale operations of Windstream, which accounted for $41.6 million and $83.8 million of the increases in network access and facilities expense, $8.9 million and $17.6 million of the increases in compensation expense and $4.4 million and $10.4 million of the increases in revenue driven costs for the three and six months ended June 30, 2026, respectively.

(e)Increases were primarily attributable to higher contract labor costs consistent with our increased usage of outside contractors for network construction projects.

(f)Consists of intercompany charges from Kinetic for resale access services.

UNITI SOLUTIONS

Results of Operations

The following table reflects the Uniti Solutions segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services	$167.5	$—	$167.5	*	$343.0	$—	$343.0	*
TDM	6.6	—	6.6	*	14.6	—	14.6	*
End user surcharges	5.5	—	5.5	*	11.7	—	11.7	*
Intersegment revenues	1.3	—	1.3	*	2.6	—	2.6	*
Total service revenues	180.9	—	180.9	*	371.9	—	371.9	*
Sales revenues	1.6	—	1.6	*	2.4	—	2.4	*
Total revenues and sales	182.5	—	182.5	*	374.3	—	374.3	*
Compensation expense	(13.9)	—	13.9	*	(29.2)	—	29.2	*
Non-compensation managed expenses	(1.7)	—	1.7	*	(3.3)	—	3.3	*
Revenue-driven costs	(25.9)	—	25.9	*	(53.5)	—	53.5	*
Customer access	(38.6)	—	38.6	*	(79.0)	—	79.0	*
Intersegment costs and expenses	(10.6)	—	10.6	*	(21.7)	—	21.7	*
Contribution margin	$91.8	$—	$91.8	*	$187.6	$—	$187.6	*
* Not meaningful

The increases in Uniti Solutions segment revenues and sales, costs and expenses and contribution margin were solely attributable to the acquisition of Windstream.

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The supplemental unaudited pro forma combined consolidated results of operations for the three and six months ended June 30, 2025 is presented to illustrate the estimated impacts of the Merger, which was consummated on August 1, 2025, based on the historical results of operations of Old Uniti and Windstream after giving eﬀect to the Merger and the assumptions and adjustments further described below. See Notes 1, 2 and 3 to the condensed consolidated financial statements for additional information on the Merger.

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
•Each share of Old Uniti’s common stock that was issued and outstanding was automatically converted into 0.6029 shares of Common Stock;
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

The supplemental unaudited pro forma combined segment results of operations for the three and six months ended June 30, 2025 presented herein are based upon the combined historical financial information of Old Uniti and Windstream and exclude the effects of intercompany transactions that existed between the companies prior to the Merger. Because depreciation and amortization expense and interest expense are not allocated to the segments, the supplemental unaudited pro forma combined segment results of operations do not include the effects of the pro forma adjustments to depreciation and amortization expense, interest expense nor the elimination of historical amortization of deferred commission and deferred costs to fulfill discussed above. Accordingly, the supplemental unaudited pro forma combined segment results of operations information presented for the three and six months ended June 30, 2025 has not been prepared in accordance with SEC Regulation S-X Article 11. The supplemental unaudited pro forma combined segment results of operations are presented for informational purposes only and are not intended to represent nor necessarily be indicative of what the combined company’s business segment results of operations would have been had the Merger been completed on January 1, 2024. The supplemental unaudited pro forma combined segment results of operations results do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

The following table compares the Company’s actual consolidated operating results for the three and six months ended June 30, 2026 (GAAP basis) to the three and six months ended June 30, 2025 (prepared on a pro forma combined basis):

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues	$852.9	$936.5	$(83.6)	(9)	$1,741.9	$1,900.9	$(159.0)	(8)
Sales revenues	56.8	21.9	34.9	159	155.3	34.8	120.5	*
Total revenues and sales	909.7	958.4	(48.7)	(5)	1,897.2	1,935.7	(38.5)	(2)
Costs and expenses:
Cost of services (a)	342.0	371.7	(29.7)	(8)	700.2	771.0	(70.8)	(9)
Cost of sales (a)	41.6	19.7	21.9	111	71.4	31.2	40.2	129
Selling, general and administrative	178.4	165.5	12.9	8	347.1	338.8	8.3	2
Depreciation and amortization	305.9	238.9	67.0	28	595.7	477.8	117.9	25
Gain on sale of operating assets	—	(1.2)	(1.2)	(100)	—	(27.0)	(27.0)	(100)
Transaction related and other costs	9.6	18.7	(9.1)	(49)	39.7	29.8	9.9	33
Total costs and expenses	877.5	813.3	64.2	8	1,754.1	1,621.6	132.5	8
Operating income	32.2	145.1	(112.9)	(78)	143.1	314.1	(171.0)	(54)
Other income, net	7.8	3.6	4.2	117	14.3	7.6	6.7	88
Gain (loss) on extinguishment of debt	—	(31.9)	(31.9)	(100)	1.2	(40.4)	(41.6)	(103)
Interest expense, net	(195.6)	(186.8)	8.8	5	(383.9)	(374.8)	9.1	2
Loss before income taxes	(155.6)	(70.0)	85.6	122	(225.3)	(93.5)	131.8	141
Income tax (expense) benefit	(0.3)	9.6	9.9	103	(0.9)	16.1	17.0	106
Net loss	(155.9)	(60.4)	95.5	158	(226.2)	(77.4)	148.8	192
Dividends declared on convertible preferred stock	(15.7)	(16.6)	(0.9)	(5)	(31.2)	(32.7)	(1.5)	(5)
Net loss attributable to common shareholders	$(171.6)	$(77.0)	$94.6	123	$(257.4)	$(110.1)	$147.3	134
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

Service Revenues

The following table reflects the primary drivers of the changes in the actual service revenues compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Fiber Infrastructure service revenues (a)	$13.0	$31.7
Decreases in Uniti Solutions revenues (b)	(37.0)	(86.5)
Decreases in Kinetic service revenues (c)	(59.6)	(104.2)
Net decreases in service revenues	$(83.6)	$(159.0)

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

Sales Revenues

The following table reflects the primary drivers of the changes in the actual sales revenues compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Fiber Infrastructure sales revenues (a)	$11.4	$80.9
Increases in Kinetic sales revenues (b)	22.5	38.0
Increases in Uniti Solutions sales revenues	1.0	1.6
Increases in sales revenues	$34.9	$120.5

(a)Increases were primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer, including one agreement with a large hyperscaler entered into during the first quarter of 2026. Revenues from sales-type leases were $16.8 million and $88.2 million for the three and six months ended June 30, 2026, respectively, on a pro forma combined basis. Revenues from sales-type leases were $2.7 million for the six months ended June 30, 2025, on a pro forma combined basis. There were no revenues from sales-type leases in the second quarter of 2025, on a pro forma combined basis.

(b)Increases reflect higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

Cost of Services

The following table reflects the primary drivers of the changes in the actual cost of services compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in other costs	$5.7	$11.3
Decreases in federal USF expense (a)	(6.2)	(6.9)
Decreases in interconnection expense (b)	(4.8)	(21.7)
Decreases in network and other operations (c)	(24.4)	(53.5)
Net decreases in cost of services	$(29.7)	$(70.8)

(a)Decreases reflect federal USF credits received in April 2026, continued reductions in subscriber line charges and decreases in interstate private line services, as well as annual reductions in the federal USF rate effective in the second quarter of 2026.

(b)Decreases in interconnection expense were attributable to increased legacy customer churn for TDM services and lower long-distance usage.

(c)Decreases were attributable to lower facility costs and decreases in salary expense resulting from workforce reductions completed in both 2026 and 2025.

Cost of Sales

The following table reflects the primary drivers of the changes in the actual cost of sales compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Kinetic cost of sales	$24.1	$40.7
Increases in Uniti Solutions cost of sales	0.6	1.4
Decreases in Fiber Infrastructure cost of sales	(2.8)	(1.9)
Net increases in cost of sales	$21.9	$40.2

The net changes in cost of sales were consistent with the net changes in sales revenues.

Selling, General and Administrative (“SG&A”)

The following table reflects the primary drivers of the change in actual SG&A expenses compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in provision for estimated credit losses (a)	$12.9	$14.8
Increases in sales and marketing (b)	8.1	12.4
Changes in compensation and benefits (c)	3.2	(9.1)
Decreases in other costs	(11.3)	(9.8)
Net increases in SG&A	$12.9	$8.3

(a)Increases were primarily attributable to two large customers filing for bankruptcy in the second quarter of 2026.

(b)Increases were primarily attributable to higher advertising costs consistent with the Company’s initiatives to expand penetration of our fiber-based broadband services within our Kinetic footprint.

(c)Increase in the second quarter of 2026 was attributable to higher direct commissions primarily related to our customer referral programs and the addition of new external sales channel partners. Decrease in the first half of 2026 was primarily attributable to lower salary costs due to workforce reductions completed in both 2026 and 2025.

Depreciation and Amortization

The change in actual depreciation and amortization expense compared to the same periods a year ago on a pro forma combined basis consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in depreciation expense (a)	$54.9	$93.7
Increases in amortization expense (b)	12.1	24.2
Increases in depreciation and amortization expense	$67.0	$117.9

(a)Increases primarily reflect incremental depreciation expense related to new additions of property, plant and equipment.

(b)Increases reflect timing differences in the recognition of amortization expense resulting from the use of an accelerated amortization method (sum-of-the-years-digits method) to amortize the customer relationships intangible assets acquired in the Merger, the effect of which results in an annual decline in expense each period as the intangible assets amortize. Because the supplemental unaudited pro forma condensed combined financial information assumed a Merger completion date of January 1, 2024, amortization expense for the three and six months ended June 30, 2025 reflected decreases of $12.5 million and $25.0 million, respectively, on a pro forma combined basis, when compared to actual amortization expense recognized in the three and six months ended June 30, 2026.

Operating Income

The Company reported actual operating income of $32.2 million and $143.1 million for the three and six months ended June 30, 2026, compared to operating income of $145.1 million and $314.1 million for the same periods of 2025, on a pro forma combined basis. The decreases in year-over-year operating income in the three and six months ended June 30, 2026 primarily reflected the overall declines in services revenues, higher depreciation expense and increases in the provision for estimated credit losses discussed above. An increase in transaction related and other costs related to the Merger of $9.9 million, as well as a reduction in reported gains from the sale of IPv4 addresses of $27.0 million also contributed to the decrease in operating income for the six months ended June 30, 2026. The decreases in year-over-year operating income in the three and six months ended June 30, 2026 were partially offset by the overall increases in sales revenues, primarily attributable to additional revenues from sales-type leases and contractor sales, lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, and lower salary costs due to workforce reductions completed in 2026 and 2025.

Income Taxes

For the three and six months ended June 30, 2026, the Company recognized actual income tax expense of $0.3 million and $0.9 million, respectively, primarily related to state and local income taxes. Comparatively, the Company recognized an income tax benefit of $9.6 million and $16.1 million for the three and six months ended June 30, 2025, respectively, on a pro forma combined basis, primarily related to the benefit of Old Uniti’s REIT status, the change in valuation allowance recorded against current year income and current state income tax, and deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger.

Supplemental Unaudited Segment Results of Operations

KINETIC

The following table presents the actual results of operations for the three and six months ended June 30, 2026 (GAAP basis) compared to the three and six months ended June 30, 2025 (prepared on a pro forma combined basis) for the Kinetic segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$149.9	$126.0	$23.9	19	$294.7	$240.9	$53.8	22
DSL subscriber and other	129.1	181.2	(52.1)	(29)	274.7	369.4	(94.7)	(26)
Total consumer (a)	279.0	307.2	(28.2)	(9)	569.4	610.3	(40.9)	(7)
Business services (b)	94.4	103.2	(8.8)	(9)	194.0	209.8	(15.8)	(8)
Wholesale (c)	77.0	93.2	(16.2)	(17)	155.1	196.5	(41.4)	(21)
RDOF funding	13.0	13.1	(0.1)	(1)	26.1	26.2	(0.1)	—
State USF	12.4	14.1	(1.7)	(12)	25.2	28.6	(3.4)	(12)
Switched access	3.0	3.5	(0.5)	(14)	6.5	6.7	(0.2)	(3)
End user surcharges	12.3	16.4	(4.1)	(25)	26.6	29.0	(2.4)	(8)
Intersegment revenues (d)	10.8	12.7	(1.9)	(15)	21.9	26.1	(4.2)	(16)
Total service revenues	501.9	563.4	(61.5)	(11)	1,024.8	1,133.2	(108.4)	(10)
Sales revenues (e)	37.1	14.6	22.5	154	62.2	24.2	38.0	157
Total revenues and sales	539.0	578.0	(39.0)	(7)	1,087.0	1,157.4	(70.4)	(6)
Compensation expense (f)	(86.1)	(107.1)	(21.0)	(20)	(180.1)	(214.9)	(34.8)	(16)
Non-compensation managed expenses (g)	(69.0)	(57.6)	11.4	20	(134.9)	(116.2)	18.7	16
Revenue-driven costs (h)	(64.6)	(46.0)	18.6	40	(117.8)	(83.5)	34.3	41
Network access and facilities	(41.1)	(39.6)	1.5	4	(88.4)	(92.9)	(4.5)	(5)
Allocated network and customer operations expenses	(10.9)	(13.4)	(2.5)	(19)	(22.9)	(27.9)	(5.0)	(18)
Customer access	(5.7)	(6.3)	(0.6)	(10)	(11.9)	(14.3)	(2.4)	(17)
Intersegment costs and expenses	(33.2)	(35.1)	(1.9)	(5)	(67.1)	(70.3)	(3.2)	(5)
Contribution margin	$228.4	$272.9	$(44.5)	(16)	$463.9	$537.4	$(73.5)	(14)

(a)Decreases reflect a decline in DSL subscriber and other revenues due to the effects of continued declines in DSL customers and lower demand for consumer voice-only services. The decreases were partially offset by growth in fiber subscriber revenues, consistent with the growth in fiber consumer broadband customers.

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

(g)Increases were primarily related to higher advertising costs and contract labor costs consistent with the accelerated deployment of fiber in our network discussed above.

(h)Increases reflect higher cost of product sales consistent with the increases in contractor sales discussed in (e) above.

FIBER INFRASTRUCTURE

The following table presents the actual results of operations for the three and six months ended June 30, 2026 (GAAP basis) compared to the three and six months ended June 30, 2025 (prepared on a pro forma combined basis) for the Fiber Infrastructure segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$108.0	$100.2	$7.8	8	$219.3	$200.9	$18.4	9
Uniti Fiber (b)	74.2	69.0	5.2	8	150.4	137.1	13.3	10
Intersegment revenues	33.8	36.2	(2.4)	(7)	68.5	72.5	(4.0)	(6)
Total service revenues	216.0	205.4	10.6	5	438.2	410.5	27.7	7
Sales revenues (c)	18.1	6.7	11.4	170	90.7	9.8	80.9	*
Total revenues and sales	234.1	212.1	22.0	10	528.9	420.3	108.6	26
Network access and facilities expenses	(55.7)	(62.4)	(6.7)	(11)	(116.6)	(128.1)	(11.5)	(9)
Compensation expenses (d)	(19.1)	(22.2)	(3.1)	(14)	(38.2)	(45.5)	(7.3)	(16)
Non-compensation managed expenses	(11.7)	(8.8)	2.9	33	(16.7)	(13.8)	2.9	21
Revenue-driven costs (e)	(19.0)	(9.0)	10.0	111	(28.5)	(15.9)	12.6	79
Allocated network and customer operations expenses	(2.0)	(2.9)	(0.9)	(31)	(4.6)	(5.9)	(1.3)	(22)
Customer access	(2.7)	(3.1)	(0.4)	(13)	(5.6)	(6.2)	(0.6)	(10)
Intersegment costs and expenses	(2.1)	(2.2)	(0.1)	(5)	(4.2)	(4.4)	(0.2)	(5)
Contribution margin	$121.8	$101.5	$20.3	20	$314.5	$200.5	$114.0	57
* Not meaningful

(a)Increases were primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Increases primarily reflect one-time early contract termination penalties assessed to customers of $6.1 million and $14.3 million in the three and six months ended June 30, 2026, respectively, related to disconnecting circuits prior to the expiration of their contracts.

(c)Increases were primarily attributable to revenues from sales-type leases for fiber where control of the fiber has transferred to the customer. Revenues from sales-type leases were $16.8 million and $88.2 million for the three and six months ended June 30, 2026, respectively, on a pro forma combined basis. Revenues from sales-type leases were $2.7 million for the six months ended June 30, 2025, on a pro forma combined basis. There were no revenues from sales-type leases in the second quarter of 2025. The increase in revenues from sales-type lease reflects the impact of the IRU dark fiber agreement with a large hyperscaler entered into in the first quarter of 2026, as previously discussed.

(d)Decreases were primarily attributable to reduced internal labor costs due to workforce reductions.

(e)Increases are consistent with the changes in sales revenues discussed in (b) above.

UNITI SOLUTIONS

The following table presents the actual results of operations for the three and six months ended June 30, 2026 (GAAP basis) compared to the three and six months ended June 30, 2025 (prepared on a pro forma combined basis) for the Uniti Solutions segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services (a)	$167.5	$195.9	$(28.4)	(14)	$343.0	$405.7	$(62.7)	(15)
TDM (a)	6.6	12.5	(5.9)	(47)	14.6	33.1	(18.5)	(56)
End user surcharges	5.5	8.2	(2.7)	(33)	11.7	17.0	(5.3)	(31)
Intersegment revenues	1.3	1.2	0.1	8	2.6	2.5	0.1	4
Total service revenues	180.9	217.8	(36.9)	(17)	371.9	458.3	(86.4)	(19)
Sales revenues	1.6	0.6	1.0	167	2.4	0.8	1.6	200
Total revenues and sales	182.5	218.4	(35.9)	(16)	374.3	459.1	(84.8)	(18)
Compensation expense (b)	(13.9)	(19.9)	(6.0)	(30)	(29.2)	(42.0)	(12.8)	(30)
Non-compensation managed expenses	(1.7)	(2.2)	(0.5)	(23)	(3.3)	(5.1)	(1.8)	(35)
Revenue-driven costs (c)	(25.9)	(32.3)	(6.4)	(20)	(53.5)	(65.8)	(12.3)	(19)
Customer access (d)	(38.6)	(46.5)	(7.9)	(17)	(79.0)	(96.6)	(17.6)	(18)
Intersegment costs and expenses (e)	(10.6)	(12.8)	(2.2)	(17)	(21.7)	(26.4)	(4.7)	(18)
Contribution margin	$91.8	$104.7	$(12.9)	(12)	$187.6	$223.2	$(35.6)	(16)
* Not meaningful

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

Uniti submitted bids under the updated guidance in seven states and was granted provisional awards in the seven states totaling $184.3 million for approximately 58,000 locations: All seven states have received final approval from NTIA. At this time, Uniti has executed two of the seven contracts in Arkansas and Texas, representing approximately $9.8 million and 3,800 locations of the total provisional awards granted to the Company.

RDOF Funding

In 2019, the FCC announced a $20.4 billion RDOF program to support rural broadband deployments. In January 2020, the FCC established two reverse-auction funding phases, with Phase I funding of $16.0 billion and Phase II funding of $4.4 billion. Phase I targeted areas that were wholly unserved by broadband speeds of at least 25-Megabytes per second (“Mbps”) download and 3-Mbps upload. After conducting an auction, $9.2 billion was awarded in December 2020. At the time, the FCC indicated that the $6.8 billion not awarded would be added to Phase II, but Phase II will not likely proceed, in light of the BEAD Program. Uniti was awarded $522.8 million in support over ten years ($52.3 million per year) for approximately 192,000 locations in eighteen states. Uniti met the 40% completion on or before December 31, 2025 in a number of states but permitting delays in other areas led to a shortfall. Uniti notified the FCC and Universal Service Administrative Company on January 15, 2026, and filed its quarterly progress reports on April 15, 2026 and June 30, 2026. Uniti will continue to comply with applicable reporting requirements and cooperate with the FCC regarding matters arising from its RDOF milestone status.

State USF Funding

In the first quarter of 2026, Uniti recognized revenue from state USF programs in Texas, Pennsylvania, New Mexico, Oklahoma, South Carolina, Nebraska, Alabama, and Arkansas. These payments are intended to provide subsidies, in addition to federal USF receipts, for the high cost of operating telecommunications networks in certain areas. For the six months ended June 30, 2026, we recognized $25.2 million in state USF support. Uniti participates in two USF programs in Texas, and for the six months ended June 30, 2026, we received $10.4 million from the large company program, $1.2 million from the small company program.

Uniti receives approximately $13.2 million in annual state USF support in Pennsylvania. In August 2023, the Pennsylvania Public Service Commission (“PSC”) issued an order opening a rulemaking proceeding regarding the program. Uniti, along with the industry trade group, is actively participating in the proceeding. The PSC's USF Working Group began meeting in late 2025 and will continue throughout 2026.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company relies primarily on operating cash flows and long-term debt to provide for its liquidity needs. The Company generated positive operating cash flows during the three and six months ended June 30, 2026 and utilized available cash and available capacity under its credit agreements to meet its short-term liquidity needs. At June 30, 2026, the Company had $608.9 million of available cash on hand, and when considering letters of credit of $136.9 million, the Company had access to and available borrowing capacity under its senior secured revolving credit facilities of $838.1 million. Management has assessed the current and expected business climate, the Company’s current and expected needs for funds and its current and expected sources of funds, and has determined, based on the Company’s forecasted financial results and financial condition as of June 30, 2026, that cash and cash equivalents on hand combined with cash expected to be generated from operating activities, will be sufficient to fund the Company’s ongoing working capital requirements, planned capital expenditures, and scheduled debt principal and interest payments in the short-term (the next twelve months) and long-term (beyond the next twelve months). The Company intends to utilize its available cash as well as the available capacity under its revolving credit facilities to fund its short-term liquidity needs as they arise.

As further discussed in Note 15 to condensed consolidated financial statements, on July 15, 2026, Kinetic ABS Issuer LLC (“Kinetic ABS Issuer”) completed a private offering of $1.1 billion aggregate principal amount of secured fiber network revenue term notes (the “Kinetic ABS 2026-2 Notes”). The Company intends to use the net proceeds from the offering for general corporate purposes, which may include success-based expenditures and/or repayment of outstanding debt.

From time to time, including in the near term, the Company may seek to opportunistically refinance or extend maturity dates of existing indebtedness through, but not limited to, tender offers, exchange offers, redemptions, open market purchases, privately negotiated purchases and new issuances. In the near term, the Company may also seek opportunities to monetize certain non-strategic assets.

Historical Cash Flows

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(Millions)	2026	2025
Cash flows provided from (used in):
Operating activities	$339.4	$183.6
Investing activities	(818.6)	(245.6)
Financing activities	1,077.8	176.8
Net increase in cash, cash equivalents and restricted cash	$598.6	$114.8

Our total cash position increased $598.6 million in the six months ended June 30, 2026 and increased $114.8 million in the six months ended June 30, 2025. Cash inflows in 2026 were primarily from the issuance of debt and from operating activities. These cash inflows were offset by cash outflows for repayments of debt, capital expenditures and payments of financing costs.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities increased $155.8 million in the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to incremental operating cash flows attributable to the acquired Windstream operations and net favorable working capital changes, principally consisting of favorable timing differences in the realization of deferred revenue, interest payments on our debt obligations and payments of trade accounts payable. The effect of these increases to cash provided from operating activities was partially offset by increased cash outlays for transaction related and other costs and unfavorable timing differences in the collection of accounts receivable.

Cash Flows - Investing Activities

Cash used in investing activities primarily consisted of capital expenditures to upgrade and expand the speed capabilities of our network facilities. Cash used in investing activities increased $573.0 million in the six months ended June 30, 2026, as compared to the same period in 2025, primarily driven by higher capital expenditures. During the six months ended June 30, 2026, cash outlays for capital expenditures were $799.2 million and cash outlays for capital expenditures funded by government grants totaled $34.8 million. Cash inflows from investing activities included $11.9 million in grant funds received from various state programs to fund capital expenditures and $3.5 million in proceeds from sales of equipment and certain unused IPv4 addresses.

Comparatively, cash outlays for capital expenditures were $246.2 million for the six months ended June 30, 2025, and were incurred for the construction of network assets to be deployed in Old Uniti’s fiber and leasing businesses.

Cash Flows - Financing Activities

Cash provided from financing activities totaled $1,077.8 million for the six months ended June 30, 2026. Cash inflows included $2,072.6 million of proceeds from issuance of debt partially offset by $930.0 million in repayments of debt, payments of financing costs of $39.7 million and payment of preferred stock dividends of $16.7 million. Proceeds from the issuance of debt consisted of the issuance of $1,000.0 million of additional 8.625% unsecured notes, which was issued at a premium of $2.5 million, the issuance of $960.1 million of Kinetic ABS 2026-1 Notes and new borrowings of $110.0 million under the senior secured credit facilities. Repayments of debt consisted of the $500.0 million Windstream Term Loan, $425.0 million of borrowings under the senior secured revolving credit facilities and scheduled principal payments of $5.0 million on the 2025 Term Loan.

Comparatively, cash provided from financing activities totaled $176.8 million for the six months ended June 30, 2025. Cash inflows included $1,229.0 million of proceeds from issuance of debt partially offset by $940.0 million in repayments of debt, payments of settlement obligations of $49.0 million and financing costs of $59.1 million. Proceeds from issuance of debt consisted of $600.0 million of the 8.625% unsecured notes, $589.0 million under the Fiber Infrastructure ABS Notes and $40.0 million under the Uniti Revolver. Repayments of debt consisted of $625.0 million of 10.50% secured notes, $275.0 million under the ABS Loan Facility and $40.0 million under the Uniti Revolver. See Note 5 to the condensed consolidated financial statements for additional information about borrowings and repayments of debt.

Pension and Employee Savings Plan Contributions

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased. The minimum required employer contributions to the pension plan in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and will contribute the remaining $2.9 million for the 2025 plan year in September 2026. Incremental to its required minimum funding contributions, the Company also made a voluntary cash contribution of $4.4 million to the pension plan on June 2, 2026, which was allocated to the 2025 plan year. On April 15, 2026, the Company made in cash its first required quarterly employer contribution for the 2026 plan year of $4.4 million, and on July 15, 2026, the Company made in cash its second required quarterly employer contribution for the 2026 plan year of $4.4 million. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company also assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees of Windstream. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Inclusive of the Company's existing 401(k) defined contribution plan, expense attributable to the employer matching contribution under the plans, excluding amounts capitalized, was $6.0 million and $13.4 million for the three and six months ended June 30, 2026, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2025. Expense related to the employee savings plan is included in cost of services and SG&A expenses in the condensed consolidated statements of operations.

Broadband Grant Awards and Programs

In addition to the BEAD funding previously discussed, the Company also receives federal and state governmental assistance in the form of grants for the construction of long-lived assets to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships. No new grants have been awarded to the Company in 2026. As of June 30, 2026, the Company has secured approximately $160.6 million in funding commitments from governmental agencies in Florida, Georgia, Iowa, North Carolina, Pennsylvania, and Texas, that will help us deliver fiber to approximately 91,800 locations. In completing these broadband expansion projects, the Company expects to incur $131.9 million of incremental capital expenditures. The Company will continue to seek out additional opportunities to obtain external funding for the expansion of 1-Gbps internet service across its service areas either from direct grants from governmental programs or through the formation of public private partnerships.

Debt Agreements and Covenants

At June 30, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined in Note 5) pursuant to the Windstream Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (iii) the 2025 Term Loan (as defined in Note 5) pursuant to the Windstream Credit Agreement, of which $995.0 million was outstanding; (iv) $570.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1.6 billion aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of secured fiber network revenue term notes (collectively, the “Fiber Infrastructure ABS Notes”), consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “Fiber Infrastructure ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiaries of the Company, and (xii) $960.1 million aggregate principal amount of Kinetic ABS 2026-1 Notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes each issued by Kinetic ABS Issuer.

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of June 30, 2026, the Company was in compliance with all of its debt covenants. For additional information regarding the Company’s debt obligations, see Note 5 to the condensed consolidated financial statements.

ABS Entities

During 2024, we formed Uniti Fiber ABS Parent LLC (“Fiber Infrastructure ABS Parent”) and Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (the “ABS Bridge Loan Parties”), each an indirect, bankruptcy-remote subsidiary of the Company, and we designated Fiber Infrastructure ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Uniti Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed Fiber Infrastructure ABS Notes Issuers and Uniti Fiber TRS AssetCo LLC (with Uniti Fiber GulfCo LLC, the “Fiber Infrastructure ABS Notes Obligors”), each a subsidiary of Fiber Infrastructure ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Fiber Infrastructure ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

In January 2026, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing our outstanding senior notes. We also formed the Kinetic ABS 2026-1 Obligors, each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS 2026-1 Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of Fiber Infrastructure ABS Parent and its subsidiaries and Kinetic ABS Parent and its subsidiaries (all unrestricted subsidiaries as of June 30, 2026), please see Note 14 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Except for the changes discussed in Note 5 and Note 15 to the condensed consolidated financial statements resulting from the 2026 debt refinancing activities, there have been no other material changes to our contractual obligations and commitments as set forth in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 2, 2026.

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

A reconciliation of EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2026	2025	2026	2025
Net (loss) income	$(155.9)	$(10.7)	$(226.2)	$1.5
Depreciation and amortization	305.9	79.6	595.7	159.3
Interest expense, net	195.6	128.8	383.9	258.3
Loss (gain) on extinguishment of debt	—	32.0	(1.2)	40.5
Income tax expense (benefit)	0.3	(6.2)	0.9	(10.7)
EBITDA	345.9	223.5	753.1	448.9
Stock-based compensation	7.5	3.5	15.1	7.3
Transaction related and other costs	9.6	13.5	39.7	21.3
Other, net:
Other (income) expense, net	(7.8)	1.1	(14.3)	1.1
Amortization of non-cash rights-of-use assets (a)	0.1	0.9	0.2	1.7
Loss on asset retirements and dispositions (b)	1.8	—	4.9	—
Total other, net	(5.9)	2.0	(9.2)	2.8
Adjusted EBITDA	$357.1	$242.5	$798.7	$480.3

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

We believe the current assumptions and other considerations used to estimate amounts reflected in our accompanying condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition. There were no material changes to these critical accounting estimates during the first six months of 2026.

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

Interest Rate Risk

The Company is exposed to market risk through changes in variable interest rates incurred on borrowings under the Company’s credit agreements, consisting of the $995.0 million 2025 Term Loan and any borrowings outstanding under the senior secured revolving credit facilities. As of June 30, 2026 there were no borrowings outstanding under the senior secured revolving credit facilities.

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

As of June 30, 2026, the Company is party to four pay fixed, receive variable interest rate swap agreements with an aggregate notional value of $650.0 million. The interest rate swaps are scheduled to mature on October 31, 2028, October 31, 2029, and October 31, 2030. As of June 30, 2026, the weighted average fixed rate paid on the interest rate swaps was 3.618% and the weighted average variable rate received was 3.644%. The interest rate swaps have been designated as cash flow hedges of the interest rate risk inherent in floating rate borrowings outstanding due to changes in the benchmark interest rate, and accordingly, the hedging relationship is expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of June 30, 2026, the unhedged portion of our variable rate debt was $345.0 million. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would increase annual interest expense by approximately $3.5 million. Actual results may differ from this estimate.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

A description of legal proceedings can be found in Note 13 to our condensed consolidated financial statements, included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our business that were discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2026.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	48,526	$11.49	—	—
May 1, 2026 to May 31, 2026	3,563	$11.65	—	—
June 1, 2026 to June 30, 2026	186	$12.61	—	—
Total	52,275	$11.50	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1
Amended and Restated Base Indenture, dated as of July 15, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC, Kinetic ABS NC LLC, Kinetic ABS FL LLC, Kinetic ABS OK LLC, Kinetic ABS AL LLC, Kinetic ABS IA LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of July 15, 2026 and filed with the SEC as of July 17, 2026 (File No. 001-42779)).

4.2
Series 2026-2 Supplement, dated as of July 15, 2026, by and among Kinetic ABS Issuer LLC, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS TX LLC, Kinetic ABS NC LLC, Kinetic ABS FL LLC, Kinetic ABS OK LLC, Kinetic ABS AL LLC, Kinetic ABS IA LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of July 15, 2026 and filed with the SEC as of July 17, 2026 (File No. 001-42779)).

10.1
Uniti Group Inc. 2025 Equity Incentive Plan, as amended and restated February 26, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 21, 2026 and filed with the SEC as of May 22, 2026 (File No. 001-42779)).

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

UNITI GROUP INC.

Date:	July 30, 2026	/s/ Paul E. Bullington
Paul E. Bullington Senior Executive Vice President – Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	July 30, 2026	/s/ Travis T. Black
Travis T. Black Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)