Form 10-Q
period 2026-09-30
Uniti Group Inc.
filed 2026-11-09
CIK 2020795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 242,826,817 shares of common stock, $0.0001 par value per share, outstanding.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Uniti Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2026	2025	2026	2025
Revenues and sales:
Service revenues	$809.6	$695.3	$2,551.5	$1,282.0
Sales revenues	38.5	27.3	193.8	35.3
Total revenues and sales	848.1	722.6	2,745.3	1,317.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	350.9	261.4	1,051.1	323.7
Cost of sales (exclusive of depreciation and amortization included below)	40.0	22.6	111.4	27.4
Selling, general and administrative	188.2	121.2	535.3	177.4
Depreciation and amortization	292.8	202.3	888.5	361.7
Transaction related and other costs	19.7	157.7	59.4	179.0
Total costs and expenses	891.6	765.2	2,645.7	1,069.2
Operating (loss) income	(43.5)	(42.6)	99.6	248.1
Other income (expense), net	11.2	(0.2)	25.5	(1.3)
Net loss on extinguishment of debt	(2.7)	—	(1.5)	(40.5)
Gain on settlement of preexisting relationships	—	1,685.4	—	1,685.4
Interest expense, net	(205.5)	(168.2)	(589.4)	(426.5)
(Loss) income before income taxes	(240.5)	1,474.4	(465.8)	1,465.2
Income tax (expense) benefit	(4.0)	134.5	(4.9)	145.2
Net (loss) income	(244.5)	1,608.9	(470.7)	1,610.4
Participating securities’ share in earnings	—	(35.4)	—	(41.3)
Dividends declared on preferred stock	(15.8)	(9.9)	(47.0)	(9.9)
Net (loss) income attributable to common shareholders	$(260.3)	$1,563.6	$(517.7)	$1,559.2
(Loss) earnings per common share:
Basic	($1.03)	$7.26	($2.05)	$9.29
Diluted	($1.03)	$4.92	($2.05)	$7.21

Weighted-average number of common shares outstanding:
Basic	253.2	215.2	252.8	167.8
Diluted	253.2	320.9	252.8	220.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Net (loss) income	$(244.5)	$1,608.9	$(470.7)	$1,610.4
Other comprehensive income (loss):
Interest rate cap:
Unrealized loss in the period	—	—	—	(0.1)
Reclassification of realized interest	—	0.2	—	0.7
Change in interest rate cap	—	0.2	—	0.6
Designated interest rate swaps:
Unrealized gains in the period	14.7	(1.4)	29.5	(1.4)
Net realized gains reclassified into interest expense, net	(0.3)	(0.3)	(1.1)	(0.3)
Net realized gains reclassified into other income, net	—	—	(1.0)	—
De-designated interest rate swaps:
Amortization of net unrealized gains into interest expense, net	(0.1)	—	(0.4)	—
	14.3	(1.7)	27.0	(1.7)
Income tax benefit	—	0.4	—	0.4
Change in interest rate swaps	14.3	(1.3)	27.0	(1.3)
Other comprehensive income (loss)	14.3	(1.1)	27.0	(0.7)
Comprehensive (loss) income	$(230.2)	$1,607.8	$(443.7)	$1,609.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Millions, except par value)	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$861.5	$53.5
Restricted cash	159.6	80.6
Accounts receivable, net	373.8	359.0
Inventories	42.4	44.0
Prepaid expenses	154.6	137.6
Assets held for sale	17.2	—
Other current assets	151.2	156.3
Total current assets	1,760.3	831.0
Goodwill	1,158.5	1,158.3
Intangible assets, net	1,051.0	1,293.3
Property, plant and equipment, net	8,891.0	8,141.9
Operating lease right-of-use assets, net	444.8	516.6
Other assets	169.8	95.6
Total assets	$13,475.4	$12,036.7
Liabilities and shareholders' equity
Current liabilities:
Current portion of notes and other debt	$2.0	$10.0
Accounts payable	238.8	171.5
Deferred revenue	258.5	239.8
Current portion of operating lease obligations	111.9	122.6
Accrued taxes	68.4	51.8
Accrued interest	176.4	138.8
Other current liabilities	470.3	389.4
Total current liabilities	1,326.3	1,123.9
Notes and other debt, net	11,273.0	9,529.4
Noncurrent operating lease obligations	312.3	360.5
Noncurrent deferred revenue	397.9	368.7
Deferred income taxes, net	19.0	17.7
Other liabilities	226.4	256.1
Total liabilities	13,554.9	11,656.3
Commitments and contingencies (Note 13)
Shareholders' (deficit) equity:
Preferred stock, $0.0001 par value, 0.6 million shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 5,550.0 million shares authorized, 235.7 million and 234.0 million issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,821.0	2,790.1
Accumulated other comprehensive income (loss)	25.1	(1.9)
Accumulated deficit	(2,925.6)	(2,407.9)
Total Uniti shareholders' (deficit) equity	(79.5)	380.3
Noncontrolling interests	—	0.1
Total shareholders' (deficit) equity	(79.5)	380.4
Total liabilities and shareholders' (deficit) equity	$13,475.4	$12,036.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(470.7)	$1,610.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	888.5	361.7
Amortization of deferred financing costs, debt discount and premium	8.9	13.9
Net loss on extinguishment of debt	1.5	40.5
Deferred income taxes	1.3	(152.3)
Straight-line revenues and amortization of below-market lease intangibles	(3.4)	(14.0)
Stock-based compensation	22.9	17.4
Gain on settlement of preexisting relationships	—	(1,685.4)
Provision for estimated credit losses	37.0	6.3
Other, net	31.1	14.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52.4)	16.2
Inventories	(7.4)	(10.0)
Prepaid expenses	(17.0)	23.0
Other current assets	3.9	(3.3)
Other assets	(63.2)	(5.0)
Accounts payable	39.4	28.7
Accrued interest	37.9	(43.1)
Accrued taxes	16.6	16.6
Deferred revenue	18.7	31.4
Other current liabilities	(54.1)	1.5
Other liabilities	(18.4)	(3.3)
Noncurrent deferred revenue	30.6	(44.1)
Operating lease assets and lease obligations	2.9	5.7
Other, net	12.5	2.9
Net cash provided from operating activities	467.1	229.8
Cash flows from investing activities:
Capital expenditures	(1,273.9)	(461.2)
Merger cash consideration paid, net of cash acquired	—	(229.5)
Capital expenditures funded by government grants	(36.1)	(8.3)
Grant funds received for broadband expansion	47.0	2.1
Proceeds from sale of IPv4 addresses and other assets	3.6	6.7
Net cash used in investing activities	(1,259.4)	(690.2)
Cash flows from financing activities:
Proceeds from issuance of debt	3,213.3	1,728.0
Repayments of debt	(1,430.0)	(1,063.0)
Payments of settlement obligation	—	(73.5)
Payments for financing costs	(57.8)	(77.4)
Payments of preferred stock dividends	(33.4)	—
Other, net	(12.8)	(5.6)
Net cash provided from financing activities	1,679.3	508.5
Net increase in cash, restricted cash and cash equivalents	887.0	48.1
Cash, restricted cash and cash equivalents at beginning of period	134.1	183.8
Cash, restricted cash and cash equivalents at end of period	$1,021.1	$231.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended September 30, 2026
(Millions)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	0.6	$—	235.3	$—	$2,816.0	$10.8	$(2,665.3)	$—	$161.5
Net loss	—	—	—	—	—	—	(244.5)	—	(244.5)
Other comprehensive income	—	—	—	—	—	14.3	—	—	14.3
Preferred stock dividend, paid-in-kind	—	—	—	—	(0.9)	—	0.9	—	—
Preferred stock dividend, paid in cash	—	—	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	—	0.4	—	7.8	—	—	—	7.8
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1.9)	—	—	—	(1.9)
Balance at September 30, 2026	0.6	$—	235.7	$—	$2,821.0	$25.1	$(2,925.6)	$—	$(79.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the nine months ended September 30, 2026
(Millions)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	0.6	$—	234.0	$—	$2,790.1	$(1.9)	$(2,407.9)	$0.1	$380.4
Net loss	—	—	—	—	—	—	(470.7)	—	(470.7)
Other comprehensive income	—	—	—	—	—	27.0	—	—	27.0
Preferred stock dividend, paid-in-kind	—	—	—	—	13.6	—	(13.6)	—	—
Preferred stock dividend, paid in cash	—	—	—	—	—	—	(33.4)	—	(33.4)
Stock-based compensation	—	—	1.5	—	22.9	—	—	—	22.9
Payments related to tax withholding for stock-based compensation	—	—	—	—	(6.7)	—	—	—	(6.7)
Issuance of common stock - employee stock purchase plan	—	—	0.2	—	1.0	—	—	—	1.0
Other, net	—	—	—	—	0.1	—	—	(0.1)	—
Balance at September 30, 2026	0.6	$—	235.7	$—	$2,821.0	$25.1	$(2,925.6)	$—	$(79.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the three months ended September 30, 2025
(Millions)	Old Uniti Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	—	$—	143.9	$—	$1,241.5	$(0.2)	$(3,685.6)	$0.2	$(2,444.1)
Net income	—	—	—	—	—	—	—	—	1,608.9	—	1,608.9
Other comprehensive loss	—	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Issuance of Preferred Stock in the Merger	—	—	0.6	—	—	—	630.4	—	—	—	630.4
Issuance of Common Stock in the Merger	—	—	—	—	90.1	—	733.7	—	—	—	733.7
Issuance of Warrants in the Merger	—	—	—	—	—	—	142.7	—	—	—	142.7
Preferred stock dividend, paid-in-kind	—	—	—	—	—	—	9.9	—	(9.9)	—	—
Stock-based compensation	—	—	—	—	—	—	10.1	—	—	—	10.1
Issuance of common stock - employee stock purchase plan	—	—	—	—	—	—	0.3	—	—	—	0.3
Other, net	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2025	—	$—	0.6	$—	234.0	$—	$2,768.6	$(1.3)	$(2,086.6)	$0.1	$680.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

	For the nine months ended September 30, 2025
(Millions)	Old Uniti Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	143.2	$—	$1,236.0	$(0.6)	$(3,687.8)	$0.5	$(2,451.9)
Net income	—	—	—	—	—	—	—	—	1,610.4	—	1,610.4
Other comprehensive loss	—	—	—	—	—	—	—	(0.7)	—	—	(0.7)
Issuance of Preferred Stock in the Merger	—	—	0.6	—	—	—	630.4	—	—	—	630.4
Issuance of Common Stock in the Merger	—	—	—	—	90.1	—	733.7	—	—	—	733.7
Issuance of Warrants in the Merger	—	—	—	—	—	—	142.7	—	—	—	142.7
Preferred stock dividend, paid-in-kind	—	—	—	—	—	—	9.9	—	(9.9)	—	—
Stock-based compensation	—	—	—	—	0.6	—	17.4	—	—	—	17.4
Payments related to tax withholding for stock-based compensation	—	—	—	—	—	—	(2.3)	—	—	—	(2.3)
Issuance of common stock - employee stock purchase plan	—	—	—	—	0.1	—	0.6	—	—	—	0.6
Exchange of noncontrolling interest	—	—	—	—	—	—	0.2	—	—	(0.3)	(0.1)
Other, net	—	—	—	—	—	—	—	—	0.7	(0.1)	0.6
Balance at September 30, 2025	—	$—	0.6	$—	234.0	$—	$2,768.6	$(1.3)	$(2,086.6)	$0.1	$680.8

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

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including approximately 650,000 residential fiber customers, with a network that includes approximately 2.2 million fiber-equipped households predominantly situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored wave and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Fiber Infrastructure and Uniti Solutions. See Notes 8 and 12 for additional information regarding the Company’s business segments.

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

Completion of Merger with Windstream – On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, New Uniti HoldCo LP, and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc., and Old Uniti ceased to be a REIT and the Company does not qualify to be a REIT. The common stock of the Company (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

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

In connection with the Internal Reorg Merger, prior to the effective time of the Merger, Windstream’s equityholders received (i) approximately 90.1 million shares of Common Stock representing approximately 35.42% of the outstanding shares of Common Stock, (ii) approximately 0.6 million shares of non-voting preferred stock of the Company (“Preferred Stock”) with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% during each of the seventh and eighth years after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575.0 million and (iii) approximately 17.6 million warrants to purchase Common Stock, with an exercise price of $0.01 per share (“Warrants”), representing approximately 6.9% of the outstanding Common Stock immediately following the Closing on a fully diluted basis after giving effect to such Warrants. Windstream’s equityholders also received approximately $370.7 million in cash (net of certain transaction related expenses) on a pro-rata basis (the “Merger Cash Consideration”). The Merger Cash Consideration was funded by Old Uniti using available cash on hand and borrowings under its Uniti Revolver (as defined herein).

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

Because Old Uniti was treated as the accounting acquirer, financial information for periods prior to the Merger reflects the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream.

Reclassifications – To conform to the current year presentation, the prior period condensed consolidated statements of shareholders’ equity (deficit) were reclassified to separately present from “Other, net” activity related to the Company’s employee stock purchase plan and to rename “Distributions in Excess of Accumulated Earnings” to “Accumulated Deficit”. These changes did not impact previously reported total shareholders’ deficit for the three and nine months ended September 30, 2025.

Restricted Cash – Restricted cash represents funds that are restricted for obligations under the Fiber Infrastructure ABS and Kinetic ABS facilities (see Note 5) to maintain six months of interest on the Class A and Class B notes and three months of interest on the Class C notes and for other expenses. In addition, deposits held as security for indebtedness under Windstream’s corporate purchase card program are not available for use and have been presented as restricted cash as of September 30, 2026 and December 31, 2025.

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

Lessor Arrangements – Certain service offerings to customers include equipment leases. The Company also leases its network facilities, including communications towers, ground space, and colocation space to other service providers and enters into arrangements with third parties to lease unused or underutilized portions of its network. These leases meet the criteria for operating lease classification. Operating lease income was $67.6 million and $219.1 million for the three and nine months ended September 30, 2026, respectively, as compared to $124.5 million and $597.0 million for the three and nine months ended September 30, 2025. Operating lease income is included in service revenues in the condensed consolidated statements of operations.

Periodically, the Company enters into indefeasible right of use (“IRU”) arrangements that grant exclusive access to and unrestricted use of specific dark fiber assets and for which the terms of the arrangements are for a major part of the assets’ remaining economic life and/or the present value of the future minimum lease payments equals substantially all of the fair value of the underlying leased assets. These IRU arrangements meet the criteria for sales-type lease classification. There were no fiber sales in the third quarter of 2026. During the nine months ended September 30, 2026, the Company recognized sales revenue of $88.2 million, cost of sales of $3.1 million and gross profit of $85.1 million related to IRU arrangements. Comparatively, during three and nine months ended September 30, 2025, the Company recognized sales revenue of $13.6 million and $16.3 million, cost of sales of $7.8 million and $8.4 million and gross profit of $5.8 million and $7.9 million related to IRU arrangements.

Income Taxes – In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates, permanent book/tax differences, valuation allowance analysis and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three and nine months ended September 30, 2026, we recorded income tax expense of $4.0 million and $4.9 million, respectively, resulting in an effective tax rate of (1.7)% and (1.1)%, respectively. The effective tax rates differed from the statutory rates for the three and nine months ended September 30, 2026 primarily due to the change in the valuation allowance recorded against current year income and current state income tax.

For the three and nine months ended September 30, 2025, we recorded income tax benefit of $134.5 million and $145.2 million, respectively, resulting in an effective tax rate of (9.1)% and (9.9)%, respectively. The provision for income taxes differed from the statutory rate for the three and nine months ended September 30, 2025 primarily due to the nontaxable gain on settlement of preexisting relationships and deferred tax benefits, net of changes in the valuation allowance, resulting from the Merger and related transactions, including deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company’s assets following the closing of the Merger, as well as change in the valuation allowance recorded against current year income.

Supplemental Cash Flow Information – Supplemental cash flow information for the periods presented was as follows:

	Nine Months Ended September 30,
(Millions)	2026	2025
Interest paid, net of interest capitalized	$540.9	$455.8
Income taxes paid, net of refunded	$7.5	$2.1
Right-of-use assets obtained in exchange for operating lease obligations	$30.5	$40.2
Change in accounts payable and other current liabilities for purchases of property and equipment	$(159.8)	$17.7
Tenant capital improvements	$—	$298.8

Recently Issued Accounting Pronouncements Effective in 2026

Credit Losses – In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 was effective for fiscal years and for interim periods beginning after December 15, 2025. The Company elected not to adopt the practical expedient and, accordingly, this standard had no impact on the Company’s condensed consolidated financial statements.

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

Internal-Use Software – In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) that updates the accounting guidance for internal-use software costs by removing references to prescriptive and sequential development stages of a project and replacing them with new criteria used in determining when to start capitalizing software costs. Under the new guidance, capitalization begins when management authorizes and commits to funding the software project and it is probable the project will be completed, and the software will be used to perform the intended function. The new guidance also clarifies that capitalized internal-use software costs are subject to the property, plant, and equipment disclosure requirements. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual fiscal years, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Interim Reporting – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarify the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

Preferred Stock Dividends – In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind (“PIK”) Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This update requires that PIK dividends be initially measured based on the PIK dividend rate stated in the preferred stock agreement, such as multiplying a stated rate by the liquidation value of the preferred stock, rather than at fair value. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company has completed its evaluation of the guidance in ASU 2026-01 and determined that adoption of this standard will not have a material impact on our consolidated financial statements.

Note 3. Merger and Purchase Price Allocation:

Merger Consideration

As previously discussed in Note 1, the Merger was completed on August 1, 2025. The total merger consideration of $2,376.6 million was calculated based on the fair value of the consideration transferred, which included the fair value of Common Stock, Preferred Stock and Warrants issued, the Merger Cash Consideration, and the effective settlement of preexisting relationships. The calculation of merger consideration was as follows:

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

(c)The fair value of 17,558,406 Warrants issued to Windstream equityholders was based on the intrinsic value of each warrant of $8.13 computed as the difference between the accounting acquirer’s closing stock price on August 1, 2025 and the exercise price of the warrant, which was deemed to be a reasonable proxy for the fair value of the Warrants.

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

Upon consummation of the Merger, all historical preexisting relationships between Old Uniti and Windstream were considered effectively settled for accounting purposes and the related transactions and balances became intercompany transactions eliminated in the preparation of the Company’s post-Merger consolidated financial statements. To the extent the settled preexisting contractual arrangement was deemed favorable or unfavorable from the perspective of Old Uniti, the fair value of the off-market component was included in total merger consideration. As of the Merger date, the Windstream Leases were deemed to be above market from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $559.0 million based on the remaining contractual lease payments and current market rates. Conversely, the Asset Purchase Agreement was deemed to be unfavorable from the perspective of Old Uniti and the fair value of the off-market component was estimated to be $(60.0) million based on the estimated remaining value of the upfront payment of the IRU contract. The other leasing and supplier agreements were determined to be at market and, therefore, were effectively settled at the historical carrying value, which had a $0.1 million impact on total merger consideration.

In connection with the settlement of the preexisting relationships, the Company recognized a pretax nonrecurring gain of $1,685.4 million during the third quarter of 2025. The gain reflected the derecognition of the associated assets and liabilities recorded by Old Uniti related to the Windstream Leases and Asset Purchase Agreement as of the Merger date plus the portion of the total merger consideration assigned to the settlement of preexisting relationships discussed above. The derecognized liabilities consisted of deferred revenue of $1,166.8 million, intangible liabilities of $133.5 million, operating lease obligations of $11.4 million, and accounts payable and other current liabilities totaling $3.6 million, and the derecognized assets consisted of accounts receivable and other current assets totaling $15.3 million, other assets, including the straight-line revenue receivable, of $88.2 million and operating lease right-of-use assets of $25.5 million.

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

Transaction Related and Other Costs

Transaction related and other costs include acquisition pursuit, transaction and integration costs. Transaction related and other costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Professional services and fees (a)	$1.0	$115.4	$2.5	$131.8
Integration costs (b)	14.5	35.9	45.3	40.2
Other (c)	4.2	6.4	11.6	7.0
Total	$19.7	$157.7	$59.4	$179.0

(a)Consists of investment banking, legal, regulatory, accounting and other consulting and advisory services directly associated with the Merger.

(b)Includes direct costs incurred in integrating the acquired operations of Windstream, including consulting services, systems and data conversion, network optimization, contract termination fees, write-off of Right-of-use assets for abandoned leased facilities, rebranding and marketing costs, transaction and retention bonuses, and severance and related employee benefit costs.

(c)Consists primarily of expenses incurred in connection with the offering of our asset-backed securities discussed in Note 5.

Transaction related and other costs recorded within other current liabilities were $2.6 million and $9.8 million in the Company’s condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively.

Actual and Pro Forma Results of Operations

The results of Windstream’s operations are included in our consolidated results of operations beginning on August 1, 2025. For the three and nine months ended September 30, 2026, our consolidated results of operations included revenues and sales of $764.9 million and $2,370.1 million, respectively, and operating income of $37.6 million and $210.6 million, respectively, attributable to Windstream. Comparatively, for the three and nine months ended September 30, 2025, our consolidated results of operations included revenues and sales of $550.9 million and operating income of $104.4 million attributable to Windstream.

The following unaudited pro forma financial information presents the combined results of operations of Uniti as if the Merger occurred as of January 1, 2024:

(Millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenue and sales	$937.2	$2,872.9
Net loss	$(120.0)	$(178.8)

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

Note 4. Goodwill and Other Indefinite-Lived Intangible Assets:

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2026 were as follows:

(Millions)	Kinetic	Fiber Infrastructure (a)	Uniti Solutions	Total
Goodwill at December 31, 2025	$763.7	$717.9	$192.2	$1,673.8
Accumulated impairment charges as of December 31, 2025	—	(515.5)	—	(515.5)
Balance at December 31, 2025	763.7	202.4	192.2	1,158.3
Acquisition of Windstream - measurement period adjustments	0.2	—	—	0.2
Balance at September 30, 2026	$763.9	$717.9	$192.2	$1,674.0
Goodwill at September 30, 2026	$763.9	$717.9	$192.2	$1,674.0
Accumulated impairment charges as of September 30, 2026	—	(515.5)	—	(515.5)
Balance at September 30, 2026	$763.9	$202.4	$192.2	$1,158.5

(a)Prior to the Merger, all goodwill related to the former Uniti Fiber segment. In connection with the Merger, the former Uniti Fiber and Uniti Leasing segments were combined with the CLEC portion of Windstream’s acquired wholesale business and renamed Fiber Infrastructure.

Other indefinite-lived intangible assets as of December 31, 2025 consisted of spectrum licenses in the 3.5, 24, 28 and 37 GHz bands acquired in the Merger. On September 8, 2026, the Company entered into a license purchase agreement to sell certain of its 3.5 GHz spectrum licenses for cash consideration of $17.2 million (the “Spectrum Agreement”). As a result, the Company recorded a pretax loss of $1.9 million in the third quarter of 2026, reflecting the difference between the expected sales proceeds and the carrying value of the spectrum licenses to be sold, and which loss is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The transaction is expected to close in the first quarter of 2027, subject to regulatory approval and other customary closing conditions. The spectrum licenses subject to the Spectrum Agreement have been classified as assets held for sale in the accompanying September 30, 2026 unaudited condensed consolidated balance sheet.

Changes in other indefinite-lived intangible assets were as follows:

(Millions)
Spectrum licenses as of December 31, 2025	$78.9
Loss on pending Spectrum Agreement	(1.9)
Reclassification of spectrum licenses to be sold to assets held for sale	(17.2)
Spectrum licenses as of September 30, 2026	$59.8

Note 5. Notes and Other Debt, Net:

A summary of notes and other debt, net was as follows:

(Millions)	September 30, 2026	December 31, 2025
Total principal amount	$11,321.3	$9,540.5
Unamortized premium (discount) and deferred financing costs	(46.3)	(1.1)
Less current portion of notes and other debt	(2.0)	(10.0)
Notes and other debt, net	$11,273.0	$9,529.4

Notes and other debt, net consist of the following:

	September 30, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Credit Agreements:
Uniti senior secured revolving credit facility, variable rate, due December 30, 2027	$—	$(1.7)	$—	$(2.9)
Windstream senior secured revolving credit facility - variable rate, due December 30, 2027	—	—	315.0	—
Senior secured Windstream term loan - variable rate, due October 1, 2031 (premium based on imputed interest rate of 9.15%)	—	—	500.0	1.2
Senior secured 2025 term loan - variable rate, due October 6, 2032 (discount based on imputed interest rate of 8.57%)	975.2	(20.3)	1,000.0	(23.6)
	975.2	(22.0)	1,815.0	(25.3)
Notes:
Senior secured notes - 4.75%, due April 15, 2028 (discount based on imputed interest rate of 5.04%)	91.0	(0.4)	570.0	(3.6)
Senior secured notes - 8.25%, due October 1, 2031 (premium based on imputed interest rate of 7.29%)	2,200.0	88.6	2,200.0	99.3
Senior secured notes - 7.50%, due October 15, 2033 (discount based on imputed interest rate of 7.72%)	1,398.8	(16.5)	1,400.0	(17.8)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount based on imputed interest rate of 6.83%)	1,110.0	(8.0)	1,110.0	(10.3)
Senior unsecured notes - 6.00% due January 15, 2030 (discount based on imputed interest rate of 6.27%)	700.0	(5.5)	700.0	(6.6)
Senior unsecured notes - 8.625% due June 15, 2032 (discount based on imputed interest rate of 9.03%)	1,600.0	(29.3)	600.0	(15.6)
Convertible senior notes - 7.50%, due December 1, 2027 (discount based on imputed interest rate of 8.29%)	306.5	(2.7)	306.5	(4.3)
	7,406.3	26.2	6,886.5	41.1

	September 30, 2026		December 31, 2025
(Millions)	Principal	Unamortized Premium (Discount) and Deferred Financing Costs	Principal	Unamortized Premium (Discount) and Deferred Financing Costs
Fiber Infrastructure ABS Notes:
Series 2025-1 Notes (Class A-2) - 5.877%, due April 1, 2030 (discount based on imputed interest rate of 6.36%)	426.0	(6.4)	426.0	(7.6)
Series 2025-1 Notes (Class B) - 6.369%, due April 1, 2030 (discount based on imputed interest rate of 6.86%)	65.0	(1.0)	65.0	(1.2)
Series 2025-1 Notes (Class C) - 9.018%, due April 1, 2030 (discount based on imputed interest rate of 9.54%)	98.0	(1.5)	98.0	(1.8)
Series 2025-2 Notes (Class A-2) - 5.177%, due January 20, 2031 (discount based on imputed interest rate of 5.76%)	180.0	(4.0)	180.0	(4.5)
Series 2025-2 Notes (Class B) - 5.621%, due January 20, 2031 (discount based on imputed interest rate of 6.21%)	28.2	(0.6)	28.2	(0.7)
Series 2025-2 Notes (Class C) - 7.834%, due January 20, 2031 (discount based on imputed interest rate of 8.45%)	41.8	(0.9)	41.8	(1.1)
Kinetic ABS Notes:
Series 2026-1 Notes (Class A-2) - 5.219%, due February 1, 2031 (discount based on imputed interest rate of 5.720%)	677.7	(13.0)	—	—
Series 2026-1 Notes (Class B) - 5.561%, due February 1, 2031 (discount based on imputed interest rate of 6.066%)	113.0	(2.2)	—	—
Series 2026-1 Notes (Class C) - 7.653%, due February 1, 2031 (discount based on imputed interest rate of 8.184%)	169.4	(3.2)	—	—
Series 2026-2 Notes (Class A-2) - 5.834%, due June 1, 2033 (discount based on imputed interest rate of 6.117%)	805.2	(12.5)	—	—
Series 2026-2 Notes (Class B) - 6.224%, due June 1, 2033 (discount based on imputed interest rate of 6.511%)	134.2	(2.1)	—	—
Series 2026-2 Notes (Class C) - 7.536%, due June 1, 2033 (discount based on imputed interest rate of 7.835%)	201.3	(3.1)	—	—
	2,939.8	(50.5)	839.0	(16.9)
Notes and other debt, net	$11,321.3	$(46.3)	$9,540.5	$(1.1)

At September 30, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined below), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined below) pursuant to the Windstream Credit Agreement (as defined below), of which no borrowings were outstanding; (iii) the 2025 Term Loan (as defined below) pursuant to the Windstream Credit Agreement, of which $975.2 million was outstanding; (iv) $91.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1.6 billion aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of secured fiber network revenue term notes (collectively, the “Fiber Infrastructure ABS Notes”), consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “Fiber Infrastructure ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company, and (xii) $2.1 billion aggregate principal amount of secured fiber network revenue term notes (collectively, the “Kinetic ABS Notes”), consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes, $134.2 million 6.224% Series 2026-2, Class B term notes, $169.4 million 7.653% Series 2026-1, Class C term notes and $201.3 million 7.536% Series 2026-2, Class C term notes, each issued by Kinetic ABS Issuer LLC.

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of September 30, 2026, the Company was in compliance with all of its debt covenants.

Senior Secured Credit Facilities

Uniti Credit Agreement

Uniti Services LLC (as successor to Uniti Group LP, “Uniti Services”), CSL Capital, LLC (“CSL Capital”) and Uniti Group Finance 2019 Inc. (“Uniti Group Finance”) (collectively, the “borrowers”) entered into a senior secured credit facility on April 24, 2015 (the credit agreement governing such senior secured credit facility, as amended, the “Uniti Credit Agreement”) consisting of a $500.0 million revolving credit facility with an initial maturity date of September 24, 2027 (the “Uniti Revolver”), which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. On October 6, 2025, Uniti Services entered into an amendment to the Uniti Credit Agreement to, among other things, extend the maturity date of the Uniti Revolver to December 30, 2027.

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

During the three months ended September 30, 2026, there were no borrowings or repayments under the Uniti Revolver. During the nine months ended September 30, 2026, the Company borrowed and repaid $85.0 million under the Uniti Revolver. Comparatively, during the three and nine months ended September 30, 2025, the Company borrowed $389.0 million and $429.0 million, respectively, under the Uniti Revolver and repaid $108.0 million and $148.0 million of these borrowings, respectively, by September 30, 2025. The variable and weighted average interest rate on borrowings outstanding under the Uniti Revolver was 7.78% for the nine months ended September 30, 2026. Comparatively, the variable interest rate on borrowings outstanding under the Uniti Revolver ranged from 8.02% to 8.71%, and the weighted average rate on amounts outstanding was 8.45% and 8.47% for the three and nine months ended September 30, 2025, respectively.

Considering letters of credit of $0.3 million, the amount available for borrowing under the Uniti Revolver was $499.7 million as of September 30, 2026.

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

During the three months ended September 30, 2026, there were no borrowings or repayments under the Windstream Revolver. During the first nine months of 2026, the Company borrowed $25.0 million under the Windstream Revolver and repaid $340.0 million of borrowings. During the three and nine months ended September 30, 2025, the Company borrowed $110.0 million under the Windstream Revolver and repaid $15.0 million of these borrowings by the end of the period, respectively. The variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 7.78% to 10.00%, and the weighted average rate on amounts outstanding was 8.05% for the nine months ended September 30, 2026. Comparatively, the variable interest rate on borrowings outstanding under the Windstream Revolver ranged from 8.52% to 10.75%, and the weighted average rate on amounts outstanding was 9.50% for both the three and nine months ended September 30, 2025.

Considering letters of credit of $161.1 million, the amount available for borrowing under the Windstream Revolver was $313.9 million as of September 30, 2026.

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

The variable interest rate on the Windstream Term Loan ranged from 8.52% to 8.57%, and the weighted average rate on amounts outstanding on the Windstream Term Loan was 8.56% for January 1, 2026 through the repayment date of February 4, 2026. The variable interest rate on the 2025 Term Loan ranged from 7.62% to 7.90%, and the weighted average rate on amounts outstanding on the 2025 Term Loan was 7.69% and 7.67% for the three and nine months ended September 30, 2026, respectively.

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

Senior Unsecured Notes

On June 24, 2025, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $600.0 million aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “existing 8.625% unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “existing 8.625% senior notes indenture”). Net proceeds from the issuance were used to fund the partial redemption of $500.0 million aggregate principal amount of 10.50% senior secured notes due 2028 (the “10.50% secured notes”), including related premiums, fees and expenses and for general corporate purposes.

On February 4, 2026, Uniti Services, Uniti Group Finance, Uniti Fiber Holdings and CSL Capital issued $1.0 billion aggregate principal amount of unsecured 8.625% Senior Notes due 2032 (the “8.625% notes” and, together with the 6.00% unsecured notes, the 6.50% unsecured notes and the existing 8.625% unsecured notes, the “existing unsecured notes”) pursuant to an indenture with Deutsche Bank Trust Company Americas, as trustee (the “8.625% senior notes indenture” and, together with the 6.00% unsecured notes indenture, the 6.50% unsecured notes indenture and the existing 8.625% senior notes indenture, the “unsecured notes indentures”). Upon the guarantee of the 8.625% notes by each of the regulated subsidiaries that guarantee the existing unsecured 8.625% notes, for which approval was received in late October 2026, the 8.625% notes will be mandatorily exchanged for 8.625% unsecured notes issued as “additional notes” under the existing 8.625% senior notes indenture, and will have the same CUSIP number as, and be fungible with, the existing 8.625% unsecured notes. We expect to complete the mandatory exchange by November 20, 2026. Net proceeds from the issuance of the 8.625% notes were used to repay the Windstream Term Loan, including related fees and expenses, and for general corporate purposes, including the repayment of borrowings outstanding under the revolving credit agreements and success-based capital expenditures.

Kinetic ABS Notes

On January 30, 2026, Kinetic ABS Issuer LLC (the “Kinetic ABS Issuer”), an indirect, bankruptcy-remote subsidiary of the Company, completed a private offering of $960.1 million aggregate principal amount of secured fiber network revenue term notes, consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes and $169.4 million 7.653% Series 2026-1, Class C term notes (collectively, the “Kinetic ABS 2026-1 Notes”), each with an anticipated repayment date in February 2031. The Kinetic ABS 2026-1 Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related residential customer contracts in the States of Texas, Arkansas, Kentucky, Ohio and Georgia were contributed to the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, and Kinetic ABS TX LLC (collectively, the “Kinetic ABS 2026-1 Obligors”). The cash flow from these contributed assets will be used to service the obligations under the Kinetic ABS 2026-1 Notes. The Kinetic ABS 2026-1 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an indenture, dated as of January 30, 2026 (as amended, restated and supplemented, the “Kinetic ABS Base Indenture”), as supplemented by a Series 2026-1 Supplement thereto, dated as of January 30, 2026 (the “Series 2026-1 Supplement”), in each case by and among the Kinetic ABS 2026-1 Obligors and Wilmington Trust, National Association, as indenture trustee. The Company used the net proceeds from the offering for general corporate purposes, which included funding success-based capital expenditures.

In connection with the issuance of the Kinetic ABS 2026-1 Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also permits up to $150.0 million of Series 2026-1, Class A-1-V variable funding notes (the “Kinetic ABS Class A-1 Variable Funding Notes”) to be issued by the Kinetic ABS Issuer. Drawings and the other terms related to the Kinetic ABS Class A-1 Variable Funding Notes are governed by the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, and a Class A-1-V Note Purchase Agreement, dated as of January 30, 2026 (the “VFN Purchase Agreement”), among the Kinetic ABS 2026-1 Obligors, Uniti Kinetic Fiber LLC, as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Barclays Bank PLC, as the administrative agent.

The Kinetic ABS 2026-1 Notes and the Kinetic ABS Class A-1 Variable Funding Notes, the Kinetic ABS Base Indenture, as supplemented by the Series 2026-1 Supplement, also provides for up to $14.0 million of Series 2026-1, Class A-1-L liquidity funding notes (the “Kinetic ABS Class A-1 Liquidity Funding Notes”) to be issued by the Kinetic ABS Issuer, solely to support the securitization program’s liquidity reserve and to cover specified payment shortfalls. As of September 30, 2026, there was no aggregate principal amount of Kinetic ABS Class A-1 Variable Funding Notes or Kinetic ABS Class A-1 Liquidity Funding Notes outstanding.

On July 15, 2026, Kinetic ABS Issuer completed a second private offering of $1.1 billion aggregate principal amount of secured fiber network revenue term notes, consisting of $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $134.2 million 6.224% Series 2026-2, Class B term notes and $201.3 million 7.536% Series 2026-2, Class C term notes (collectively, the “Kinetic ABS 2026-2 Notes”), each with an anticipated repayment date in June 2033 and, (together with the Kinetic ABS 2026-1 Notes, the “Kinetic ABS Notes”). The Kinetic ABS 2026-2 Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related residential customer contracts in the States of Georgia, Texas, Arkansas, Kentucky, Ohio, North Carolina, Iowa, Alabama, Florida and Oklahoma were contributed to the Kinetic ABS Issuer, Kinetic ABS AR LLC, Kinetic ABS GA LLC, Kinetic ABS KY LLC, Kinetic ABS OH LLC, Kinetic ABS AL LLC, Kinetic ABS FL LLC, Kinetic ABS NC LLC, Kinetic ABS IA LLC, Kinetic ABS OK LLC, and Kinetic ABS TX LLC (collectively, the “Kinetic ABS 2026-2 Obligors”). The cash flow from these contributed assets will be used to service the obligations under the Kinetic ABS 2026-2 Notes. The Kinetic ABS 2026-2 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to the Kinetic ABS Base Indenture, as amended, restated and supplemented, as of July 15, 2026, and as supplemented by the Series 2026-2 Supplement thereto, dated as of July 15, 2026, in each case by and among the Kinetic ABS 2026-2 Obligors, and Wilmington Trust, National Association, as indenture trustee.

The proceeds of the offering of the Kinetic ABS 2026-2 Notes were used to purchase assets held by certain subsidiary guarantors of the Company’s senior indebtedness that were contributed to certain subsidiaries of Kinetic ABS Issuer (the “Kinetic ABS Asset Sale”). Uniti used a portion of the net cash provided by the Kinetic ABS Asset Sale for reinvestments in the business, including to fund growth capital expenditures, and to repay $500.0 million of certain of the Company’s senior secured indebtedness. On July 30, 2026, following the completion of the Kinetic ABS Asset Sale, Uniti Services repaid $19.8 million principal amount of its 2025 Term Loan, and on August 24, 2026, Uniti Services repurchased $479.0 million of its 4.75% secured notes and $1.2 million of its 7.50% secured notes.

In connection with the issuance of the Kinetic ABS 2026-2 Notes, the Kinetic ABS Issuer (i) increased the maximum commitment under its existing liquidity funding note facility to reflect the increase in the transaction’s liquidity reserve requirements that resulted from the issuance of the Kinetic ABS 2026-2 Notes and (ii) extended the maturity of the existing liquidity note facility to align with the final maturity date of the Kinetic ABS 2026-2 Notes. No new variable funding notes were issued in connection with the issuance of the Kinetic ABS 2026-2 Notes.

The Kinetic ABS 2026-2 Notes are obligations only of the Kinetic ABS 2026-2 Obligors pursuant to the Kinetic ABS Base Indenture. Pursuant to the Kinetic ABS Base Indenture and the related transaction documents, the Kinetic ABS 2026-2 Notes are guaranteed by each Kinetic ABS 2026-2 Obligor and the Kinetic ABS Issuer’s direct parent company (the “Kinetic Holdco Guarantor”), and such guarantees and the Kinetic 2026-2 Notes are secured by security interests in the equity interests in the Kinetic ABS Issuer and substantially all of the assets of the Kinetic ABS Issuer and the other Kinetic ABS 2026-2 Obligors, which assets are primarily the fiber network assets and related residential customer contracts in the States of Georgia, Texas, Arkansas, Kentucky, Ohio, North Carolina, Iowa, Alabama, Florida and Oklahoma that have been sold or contributed to the Kinetic ABS 2026-2 Obligors by the non-securitization subsidiaries of the Company and the revenue collections and other proceeds thereof. Neither the Company nor any subsidiary of the Company, other than the Kinetic ABS 2026-2 Obligors, and the Kinetic Holdco Guarantor (all of which are unrestricted subsidiaries under the Company’s other debt agreements), will guarantee or in any way be liable for the obligations of the Kinetic ABS 2026-2 Obligors under the Kinetic ABS Base Indenture or the Kinetic ABS 2026-2 Notes, and neither the Kinetic Holdco Guarantor, the Kinetic ABS Issuer, nor any of the Kinetic ABS 2026-2 Obligors shall guarantee or in any way be liable for the obligations of the Company or its subsidiaries under the Company’s other debt agreements.

While the Kinetic ABS Notes are outstanding, scheduled payments of interest are required to be made on the 25th day of each calendar month. No principal payments will be due on the Kinetic ABS Notes prior to the applicable anticipated repayment date, unless certain rapid amortization or acceleration triggers are activated.

The Kinetic ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the Kinetic ABS Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Kinetic ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Kinetic ABS 2026-1 Notes and Kinetic ABS 2026-2 Notes prior to the monthly payment dates in February 2031 and June 2033, respectively, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the Kinetic ABS Base Indenture, the Kinetic ABS 2026-1 Notes, the Kinetic ABS 2026-2 Notes and the Kinetic ABS Class A-1 Variable Funding Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Kinetic ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Kinetic ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

As a result of the July 30, 2026 repayment of a portion of the 2025 Term Loan discussed above, the next required quarterly principal amortization payment on the 2025 Term Loan will not be due until September 2027. Maturities for long-term debt outstanding as of September 30, 2026, excluding $(46.3) million of unamortized premium (discount) and deferred financing costs, were as follows:

(Millions)
Remainder of 2026	$—
2027	310.6
2028	99.1
2029	1,118.1
2030	1,297.3
Thereafter	8,496.2
Total	$11,321.3

Net Loss on Extinguishment of Debt

As discussed above, in the third quarter of 2026, Uniti Services used a portion of the net proceeds from the issuance of the $1.1 billion aggregate principal amount of Kinetic ABS 2026-2 Notes to repay $19.8 million principal amount of its 2025 Term Loan and to repurchase $479.0 million of its 4.75% secured notes and $1.2 million of its 7.50% secured notes. These transactions were accounted for as debt extinguishments. As a result, the Company recognized a pretax loss on the extinguishment of debt of $2.7 million, consisting of the write-off of the proportionate share of unamortized discount and deferred financing costs related to these debt obligations at the dates of repayment/repurchase.

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

In February 2025, Old Uniti used a portion of the net proceeds from the offering of the Fiber Infrastructure ABS Notes to repay and terminate the term loan facility under its bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Facility”) and to redeem $125.0 million aggregate principal amount of its 10.50% secured notes. In June 2025, Old Uniti used a portion of the net proceeds from the issuance of the existing 8.625% unsecured notes to redeem an additional $500.0 million aggregate principal amount of its 10.50% secured notes. In connection with these transactions, Old Uniti recognized a pretax loss on the extinguishment of the ABS Loan Facility of $3.2 million and a pretax loss on the partial extinguishments of the 10.50% secured notes of $37.3 million, which in the aggregate consisted of $9.5 million for the write off of unamortized discount and deferred financing costs and $31.0 million for redemption premiums.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the issuance of the notes and other debt obligations. These costs are deferred and amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recognized $6.5 million and $18.2 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs. Comparatively, for the three and nine months ended September 30, 2025, the Company recognized $5.8 million and $17.5 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Senior secured notes	$96.3	$105.2	$297.8	$265.1
Senior unsecured notes	68.8	47.2	198.2	116.8
Senior secured revolving credit facility - variable rate	1.7	5.5	7.4	7.0
Fiber Infrastructure ABS Notes and Bridge Loan Facility	13.0	9.5	39.0	27.2
Kinetic ABS Notes	28.0	—	51.6	—
Interest rate cap	—	0.2	—	0.7
Interest rate swaps	(0.5)	(0.3)	(1.5)	(0.3)
Amortization of deferred financing costs and debt premium/discount	3.5	3.0	8.9	13.9
Accretion of settlement payable	—	0.3	—	1.7
Other interest	1.8	1.1	5.2	(0.8)
Capitalized interest	(7.1)	(3.5)	(17.2)	(4.8)
Total interest expense, net	$205.5	$168.2	$589.4	$426.5

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

In conjunction with the first quarter 2026 debt refinancing transactions previously discussed in Note 5, which included the repayment of the Windstream Term Loan, on January 28, 2026, the Company terminated a portion of each of the three $400.0 million notional value interest rate swaps. For each affected interest rate swap, $250.0 million of the original $400.0 million notional value was terminated, and accordingly, the remaining notional value for each of the three interest rate swaps was $150.0 million ($450.0 million in the aggregate). Upon termination, the Company received aggregate cash proceeds of $2.6 million from the respective bank counterparties and the Company discontinued hedge accounting for the terminated portion of the three interest rate swaps. Because the Company concluded that it was probable that a portion of the original hedged transactions (future variable interest payments) would still occur, the risk of the variability of future cash flows was not fully eliminated upon discontinuing hedge accounting. Accordingly, unrealized gains deferred in accumulated other comprehensive income related to the discontinued hedging relationships as of January 28, 2026, of approximately $2.8 million are being amortized on a straight-line basis to interest expense over the remaining contractual terms of the underlying interest rate swaps. Unrealized gains related to the portion of the forecasted variable interest rate payments that were probable not to occur of approximately $1.0 million were immediately recognized in other income, net.

In addition to the interest rate swaps discussed above, on March 1, 2024, Old Uniti had entered into an interest rate cap related to the ABS Loan Facility, which was designated as a cash flow hedge, with a notional value of $275.0 million, and effectively capped the one-month term USD-SOFR at 4.50%. The interest rate cap expired during the third quarter of 2025.

Set forth below is information related to the Company’s cash flow hedges:

(Millions)	September 30, 2026	December 31, 2025
Designated portion of cash flow hedges, measured at fair value:
Other current assets	$5.2	$0.3
Other assets	$14.5	$—
Other current liabilities	$—	$1.7
Other liabilities	$—	$5.5
Accumulated other comprehensive income (loss)	$22.1	$(2.5)
De-designated portion of cash flow hedges, unamortized value:
Accumulated other comprehensive income	$2.4	$—

Changes in derivative instruments were as follows for the nine months ended September 30:

(Millions)	2026	2025
Designated cash flow hedges:
Changes in fair value, net of tax	$29.5	$(1.1)
Reclassification of net unrealized gains, net of tax	$(2.1)	$(0.2)
De-designated cash flow hedges:
Reclassification of unrealized gains, net of tax	$(0.4)	$—

As of September 30, 2026, the Company expects to recognize net gains of $6.5 million, net of taxes, in interest expense during the next twelve months for interest settlements related to its interest rate swap agreements.

All or a portion of the change in fair value of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If the Company extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the outstanding notional amount of the swap exceeds the outstanding notional amount of variable rate debt, all or a portion of the change in fair value of the swap may be recognized in earnings. In addition, the change in fair value of the swap may be recognized in earnings if the Company determines it is no longer probable that it will have future variable rate cash flows to hedge against. The Company has assessed counterparty risk and determined that no substantial risk of default exists as of September 30, 2026, because each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Ratings, Standard & Poor’s Global Ratings and Fitch Ratings.

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

Balance Sheet Offsetting

The Company is party to master netting arrangements with counterparties that are designed to reduce credit risk by permitting net settlement of transactions. For financial statement presentation purposes, the Company does not offset assets and liabilities under these arrangements.

The following table presents the Company’s derivative assets subject to an enforceable master netting arrangement as of September 30, 2026 and December 31, 2025.

	Gross Amount of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026:
Interest rate swaps	$19.7	$—	$—	$19.7
December 31, 2025:
Interest rate swaps	$0.3	$(0.3)	$—	$—

Information pertaining to derivative liabilities was as follows:

	Gross Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amount Not Offset in the Condensed Consolidated Balance Sheets
(Millions)		Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026:
Interest rate swaps	$—	$—	$—	$—
December 31, 2025:
Interest rate swaps	$7.2	$(0.3)	$—	$6.9

Note 7. Fair Value of Financial Instruments:

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Authoritative guidance establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The levels of the hierarchy are as follows:

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

Non-financial assets and liabilities, including property, plant and equipment, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine months ended September 30, 2026 requiring any non-financial asset and liability to be subsequently recognized at fair value.

The fair value of financial instruments was as follows:

(Millions)	September 30, 2026	December 31, 2025
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$697.8	$—
Interest rate swap assets - Level 2	$19.7	$0.3
Interest rate swap liabilities - Level 2	$—	$7.2
Not Recorded at Fair Value in the Financial Statements:
Notes and other debt, including current portion - Level 2: (b)
Included in current portion of notes and other debt	$2.0	$10.1
Included in notes and other debt, net	$11,139.0	$9,648.3

(a)As of September 30, 2026, cash equivalents included highly liquid, actively traded money market funds with next day access.

(b)Recognized at carrying value of $11,403.6 million and $9,630.8 million, including the current portion and excluding unamortized deferred financing costs, at September 30, 2026 and December 31, 2025, respectively.

The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using the applicable observable, quoted swap rates (USD-SOFR) for the full term of the swaps and incorporating credit valuation adjustments to appropriately reflect both the Company’s own non-performance risk and the non-performance risk of the respective counterparties. As of September 30, 2026, the adjustment to the fair value of the interest rate swaps to reflect non-performance risk was immaterial.

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

Consumer service revenues are generated from the provisioning of broadband and voice services to consumers. Fiber subscriber consumer revenues consist of recurring products and services for fiber consumer broadband customers, which includes some cable customers with 1-Gigabit per second (“Gbps”) service. All non-recurring revenues are included in digital subscriber line (“DSL”) subscriber and other revenues. Business service revenues are earned from providing managed communications services, integrated voice and data services, advanced data and traditional voice and long-distance services to large, mid-market and small business customers. Managed services revenues consist of recurring software solutions and network connectivity products. Software solutions include Secure Access Service Edge (“SASE”), Unified Communications as a Service (“UCaaS”), OfficeSuite UC®, and associated network access products and services. SASE includes Software Defined Wide Area Network (“SD-WAN”) and Security Service Edge (“SSE”). Network connectivity products consist of dynamic internet protocol, dedicated internet access, multi-protocol label switching services, integrated voice and data, long distance and other managed services. Managed services also include time-division multiplexing (“TDM”) voice and data services. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and wireless backhaul services. Service revenues also include switched access revenues, amounts received from the Rural Digital Opportunity Fund (“RDOF”), federal and state USF revenues, end user surcharges and revenues from providing other miscellaneous services.

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

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. An allowance for credit losses is maintained to provide for the estimated amount of receivables that will not be collected. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-offs, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to services and product sales of $13.2 million and $16.7 million at September 30, 2026 and December 31, 2025, respectively.

Accounts receivable consists of the following as of:

(Millions)	September 30, 2026	December 31, 2025
Accounts receivable	$396.0	$371.6
Less: Allowance for credit losses	22.2	12.6
Accounts receivable, net	$373.8	$359.0

Activity in the allowance for credit losses consisted of the following:

(Millions)
Balance as of December 31, 2025	$12.6
Provision for estimated credit losses	37.0
Write-offs, net of recovered accounts	(27.4)
Balance as of September 30, 2026	$22.2

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	September 30, 2026	December 31, 2025
Contract assets (a)	$56.8	$61.7
Contract liabilities (b)	$170.1	$173.9

(a)$29.7 million and $34.8 million included in other current assets and $27.1 million and $26.9 million included in other assets as of September 30, 2026 and December 31, 2025, respectively.

(b)$104.0 million and $112.9 million included in current deferred revenue and $66.1 million and $61.0 million included in noncurrent deferred revenue as of September 30, 2026 and December 31, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Revenues recognized included in the opening contract liability balance	$6.6	$0.8	$105.9	$3.6

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion for contracts with original expected durations of more than one year remaining. The Company expects to recognize approximately 11%, 39%, and 28% of our remaining performance obligations as revenue during the remainder of 2026, 2027 and 2028, respectively, with the remaining balance thereafter.

Revenue by Category – Uniti disaggregates its revenues from contracts with customers based on the business segment and class of customer to which products and services are provided because management believes that doing so best depicts the nature, amount and timing of the Company’s revenue recognition. As discussed in Note 12, during the fourth quarter of 2025, we made changes to the previously reported business segment information for the three and nine months ended September 30, 2025 to better align customers and their associated revenues and expenses within our post-Merger business segment structure. Prior period revenue by category information for the three and nine months ended September 30, 2025 has been recast to reflect these changes.

Revenues disaggregated by category were as follows:

	Three Months Ended September 30, 2026
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$141.2	$—	$—	$141.2
DSL subscriber and other	104.1	—	—	104.1
Uniti Solutions:
Managed services	—	—	163.4	163.4
TDM	—	—	4.8	4.8
Business services	91.8	—	—	91.8
Switched access	2.7	—	—	2.7
Uniti Fiber	—	48.0	—	48.0
Wholesale	66.5	72.2	—	138.7
Total service revenues accounted for under ASC 606	406.3	120.2	168.2	694.7
Sales revenues	35.4	2.3	0.8	38.5
Total revenues and sales accounted for under ASC 606	441.7	122.5	169.0	733.2
Operating lease income	24.9	42.6	0.1	67.6
Other service and sales revenues (a)	38.4	3.4	5.5	47.3
Total revenues and sales	$505.0	$168.5	$174.6	$848.1

	Nine Months Ended September 30, 2026
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$407.5	$—	$—	$407.5
DSL subscriber and other	359.2	—	—	359.2
Uniti Solutions:
Managed services	—	—	506.1	506.1
TDM	—	—	19.4	19.4
Business services	285.4	—	—	285.4
Switched access	9.2	—	—	9.2
Uniti Fiber	—	167.9	—	167.9
Wholesale	219.6	214.9	—	434.5
Total service revenues accounted for under ASC 606	1,280.9	382.8	525.5	2,189.2
Sales revenues	97.6	4.8	3.2	105.6
Total revenues and sales accounted for under ASC 606	1,378.5	387.6	528.7	2,294.8
Operating lease income	75.3	143.4	0.4	219.1
Other service and sales revenues (a)	116.3	97.9	17.2	231.4
Total revenues and sales	$1,570.1	$628.9	$546.3	$2,745.3

	Three Months Ended September 30, 2025
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$77.7	$—	$—	$77.7
DSL subscriber and other	102.7	—	—	102.7
Uniti Solutions:
Managed services	—	—	121.5	121.5
TDM	—	—	8.7	8.7
Business services	66.4	—	—	66.4
Switched access	2.2	—	—	2.2
Uniti Fiber	—	55.7	—	55.7
Wholesale	55.3	45.6	—	100.9
Total service revenues accounted for under ASC 606	304.3	101.3	130.2	535.8
Sales revenues	11.7	1.6	0.4	13.7
Total revenues and sales accounted for under ASC 606	316.0	102.9	130.6	549.5
Operating lease income	17.7	106.7	0.1	124.5
Other service and sales revenues (a)	28.1	15.7	4.8	48.6
Total revenues and sales	$361.8	$225.3	$135.5	$722.6

	Nine Months Ended September 30, 2025
(Millions)	Kinetic	Fiber Infrastructure	Uniti Solutions	Total
Category:
Consumer:
Fiber subscriber	$77.7	$—	$—	$77.7
DSL subscriber and other	102.7	—	—	102.7
Uniti Solutions:
Managed services	—	—	121.5	121.5
TDM	—	—	8.7	8.7
Business services	66.4	—	—	66.4
Switched access	2.2	—	—	2.2
Uniti Fiber	—	167.0	—	167.0
Wholesale	55.3	48.5	—	103.8
Total service revenues accounted for under ASC 606	304.3	215.5	130.2	650.0
Sales revenues	11.7	7.0	0.4	19.1
Total revenues and sales accounted for under ASC 606	316.0	222.5	130.6	669.1
Operating lease income	17.7	579.2	0.1	597.0
Other service and sales revenues (a)	28.1	18.3	4.8	51.2
Total revenues and sales	$361.8	$820.0	$135.5	$1,317.3

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

The following table presents the deferred contract acquisition and fulfillment costs as of:

(Millions)	September 30, 2026	December 31, 2025
Deferred contract acquisition costs:
Prepaid expenses	$33.7	$9.3
Other assets	68.6	16.6
Total deferred contract acquisition costs	$102.3	$25.9
Deferred contract fulfillment costs:
Prepaid expenses	$8.1	$3.0
Other assets	14.6	6.5
Total deferred contract fulfillment costs	$22.7	$9.5

Amortization of deferred contract acquisition costs was $8.0 million and $17.2 million for the three and nine months ended September 30, 2026, respectively, as compared to $1.6 million and $3.8 million for the three and nine months ended September 30, 2025. Amortization of deferred contract fulfillment costs was $1.8 million and $4.3 million for the three and nine months ended September 30, 2026, respectively. Amortization of deferred contract fulfillment costs was $0.2 million for both the three and nine months ended September 30, 2025.

Note 9. Employee Benefit Plans:

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased.

The minimum required employer contributions to the pension plan to be funded in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and contributed the remaining $2.9 million for the 2025 plan year in September 2026. Incremental to its required minimum funding contributions, the Company also made a voluntary cash contribution of $4.4 million to the pension plan on June 2, 2026, which was allocated to the 2025 plan year. On April 15, 2026, July 15, 2026 and October 15, 2026, the Company made its first three required quarterly employer contributions for the 2026 plan year in cash, each in the amount of $4.4 million, or a total of $13.2 million. The Company intends to make its remaining required quarterly employer contribution to the pension plan for the 2026 plan year of $4.4 million in cash in January 2027. The amount and timing of future contributions, including any voluntary contributions, to the pension plan are dependent on several factors, including future investment performance, changes in future discount rates, and changes in the demographics of the population participating in the plan.

The components of pension income were as follows:

(Millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Benefits earned during the period (a)	$0.5	$1.6
Interest cost on benefit obligation (b)	7.2	21.4
Expected return on plan assets (b)	(8.6)	(25.7)
Net periodic pension income	$(0.9)	$(2.7)

(Millions)	August 1 - September 30, 2025
Benefits earned during the period (a)	$0.4
Interest cost on benefit obligation (b)	4.8
Expected return on plan assets (b)	(5.4)
Net periodic pension income	$(0.2)

(a)Included in cost of services and selling, general and administrative expense.

(b)Included in other income, net.

In connection with the Merger, the Company assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which had identical employer matching contribution provisions as Old Uniti’s existing 401(k) plan. In February 2026, the two plans were merged into one defined contribution 401(k) plan, which covers substantially all salaried employees and certain bargaining unit employees of the Company. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the 401(k) plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the 401(k) plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. Expense attributable to the employer matching contribution under the 401(k) plan, excluding amounts capitalized, was $5.9 million and $19.3 million for the three and nine months ended September 30, 2026, respectively, as compared to $4.1 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, and is included in cost of services and selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 10. Accumulated Other Comprehensive Income (Loss):

Changes in accumulated other comprehensive income (loss) applicable to our cash flow hedges by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Balance at beginning of period	$10.8	$(0.2)	$(1.9)	$(0.6)
Designated cash flow hedges:
Change in fair value of interest rate cap, net of tax	—	—	—	(0.1)
Change in fair value of interest rate swaps, net of tax	14.7	(1.1)	29.5	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.3)	—	(2.1)	0.5
De-designated interest rate swaps:
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.1)	—	(0.4)	—
Balance at end of period	$25.1	$(1.3)	$25.1	$(1.3)

Note 11. (Loss) Earnings Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. The Warrants issued in connection with the Merger are considered participating securities and are convertible into shares of our common stock for nominal additional consideration. Accordingly, the Warrants are included in the denominator for both basic and diluted earnings (loss) per share. Dilutive earnings (loss) per share also includes the dilutive effect of the Preferred Stock issued in the Merger, the 2027 convertible notes, restricted stock and performance-based awards outstanding during the period, if their effect is not antidilutive.

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings (loss) per share under the two-class method. We also have outstanding performance-based restricted stock units (“PSUs”) that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. For the three and nine months ended September 30, 2026, 0.4 million non-participating securities were excluded from the computation of loss per share, as their performance conditions have not been met, and 2.6 million non-participating securities were excluded from the computation of loss per share, as their effect would have been antidilutive due to our reported net loss for the period. For the three and nine months ended September 30, 2025, approximately 1.3 million PSUs were excluded from the computation of diluted earnings per share, as their performance conditions had not been met, and 0.8 million non-participating securities were excluded from the computation of earnings (loss) per share, as their effect would have been antidilutive.

The dilutive effect of the Preferred Stock was calculated by using the “if-converted” method, which assumes an add-back of dividends to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the 2027 convertible notes was calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. For the three and nine months ended September 30, 2026, we excluded 80.0 million and 82.5 million shares, respectively, of Preferred Stock and 25.3 million potential common shares related to the 2027 convertible notes from the computation of loss per share, because their effect would have been antidilutive due to our reported net loss for the period.

The following sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2026	2025	2026	2025
Basic (loss) earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(244.5)	$1,608.9	$(470.7)	$1,610.4
Less: Income allocated to participating securities	—	(35.4)	—	(41.3)
Less: Dividends declared on Preferred Stock	(15.8)	(9.9)	(47.0)	(9.9)
Net (loss) income attributable to common shares	$(260.3)	$1,563.6	$(517.7)	$1,559.2
Denominator:
Weighted-average common shares outstanding	235.6	203.6	235.2	163.9
Weighted-average Warrants outstanding	17.6	11.6	17.6	3.9
Total basic weighted-average common shares outstanding	253.2	215.2	252.8	167.8
Basic (loss) earnings per common share	($1.03)	$7.26	($2.05)	$9.29

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share data)	2026	2025	2026	2025
Diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to common shares	$(260.3)	$1,563.6	$(517.7)	$1,559.2
Add: Dividends declared on Preferred Stock	—	9.9	—	9.9
Add: Impact on if-converted dilutive securities	—	6.2	—	18.2
Net (loss) income attributable to common shares	$(260.3)	$1,579.7	$(517.7)	$1,587.3
Denominator:
Basic weighted-average common shares outstanding	253.2	215.2	252.8	167.8
Add: Effect of dilutive non-participating securities	—	80.4	—	26.9
Add: Impact on if-converted dilutive securities	—	25.3	—	25.3
Total diluted weighted-average common shares outstanding	253.2	320.9	252.8	220.0
Diluted (loss) earnings per common share	($1.03)	$4.92	($2.05)	$7.21

Note 12. Segments:
Following the completion of the Merger, we updated our segment structure to include new operating segments for the acquired Windstream businesses and combined the legacy fiber and leasing businesses into a new segment. During the fourth quarter of 2025, we made changes to the previously reported segment revenues and expenses for the three and nine months ended September 30, 2025 to better align customers and their associated revenues and expenses within our post-Merger business segment structure. Prior period segment information for the three and nine months ended September 30, 2025 has been recast to reflect these changes.

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

For financial reporting purposes, our operating and reportable segments consist of:

Kinetic – We manage as one business our residential, business and wholesale operations in our ILEC markets due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customers’ needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

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

Fiber Infrastructure – We manage as one business our legacy fiber and leasing businesses combined with the CLEC portion of Windstream's acquired wholesale business. Our Fiber Infrastructure operations are focused on providing network bandwidth to other telecommunications carriers, network operators, content providers, and large cloud computing and storage service providers. Services provided include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services, as well as fiber-to-the-tower connections to support the wireless backhaul market. We also offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity and we are engaged in the acquisition and construction of communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. Fiber Infrastructure sales revenues primarily represent amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer.

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

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities, are not monitored by or reported to the CODM by segment. We also do not assign to the segments depreciation and amortization expense, gain on settlement of preexisting relationships in connection with the Merger, and transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense, net and net loss on extinguishment of debt have been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

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

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Kinetic:
Service revenues from external customers	$469.6	$350.1	$1,472.5	$350.1
Sales revenues from external customers	35.4	11.7	97.6	11.7
Total revenues and sales from external customers	505.0	361.8	1,570.1	361.8
Intersegment revenues (a)	10.3	7.9	32.2	7.9
Total revenues and sales	515.3	369.7	1,602.3	369.7
Compensation expenses	(88.4)	(64.9)	(268.5)	(64.9)
Non-compensation managed expenses (b)	(73.8)	(40.2)	(208.7)	(40.2)
Revenue-driven costs (c)	(64.3)	(31.0)	(182.1)	(31.0)
Network access and facilities	(50.1)	(36.8)	(138.5)	(36.8)
Allocated network operations expenses	(10.8)	(9.0)	(33.7)	(9.0)
Customer access (d)	(5.4)	(3.9)	(17.3)	(3.9)
Intersegment costs and expenses (e)	(32.3)	(22.9)	(99.4)	(22.9)
Contribution margin	$190.2	$161.0	$654.1	$161.0
Fiber Infrastructure:
Service revenues from external customers	$166.2	$210.1	$535.9	$796.8
Sales revenues from external customers	2.3	15.2	93.0	23.2
Total revenues and sales from external customers	168.5	225.3	628.9	820.0
Intersegment revenues (f)	33.0	23.5	101.5	23.5
Total revenues and sales	201.5	248.8	730.4	843.5
Network access and facilities expenses	(53.3)	(48.1)	(169.9)	(89.0)
Compensation expenses	(21.8)	(18.2)	(60.0)	(41.7)
Non-compensation managed expenses (g)	(11.9)	(6.3)	(28.6)	(16.6)
Revenue-driven costs (h)	(8.2)	(14.3)	(36.7)	(22.2)
Allocated network operations expenses	(2.1)	(1.9)	(6.7)	(1.9)
Customer access (d)	(3.8)	(1.9)	(9.4)	(1.9)
Intersegment costs and expenses (e)	(2.0)	(1.4)	(6.2)	(1.4)
Contribution margin	$98.4	$156.7	$412.9	$668.8
Uniti Solutions:
Service revenues from external customers	$173.8	$135.1	$543.1	$135.1
Sales revenues from external customers	0.8	0.4	3.2	0.4
Total revenues and sales from external customers	174.6	135.5	546.3	135.5
Intersegment revenues (i)	1.3	0.9	3.9	0.9
Total revenues and sales	175.9	136.4	550.2	136.4
Compensation expenses	(15.5)	(9.9)	(44.7)	(9.9)
Non-compensation managed expenses (j)	(1.6)	(1.0)	(4.9)	(1.0)
Revenue-driven costs (k)	(25.5)	(20.4)	(79.0)	(20.4)
Customer access (d)	(37.1)	(29.1)	(116.1)	(29.1)
Intersegment costs and expenses (e)	(10.3)	(8.0)	(32.0)	(8.0)
Contribution margin	$85.9	$68.0	$273.5	$68.0
Total segment revenues and sales from external customers	$848.1	$722.6	$2,745.3	$1,317.3
Total intersegment revenues	44.6	32.3	137.6	32.3
Total segment revenues and sales	892.7	754.9	2,882.9	1,349.6
Total segment expenses	(473.6)	(336.9)	(1,404.8)	(419.5)
Total intersegment costs and expenses	(44.6)	(32.3)	(137.6)	(32.3)
Total segment contribution margin	$374.5	$385.7	$1,340.5	$897.8

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

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Kinetic	$371.2	$147.7	$974.0	$147.7
Fiber Infrastructure	80.4	52.7	228.0	298.1
Uniti Solutions	7.2	4.9	20.5	4.9
Total segment capital expenditures	458.8	205.3	1,222.5	450.7
Corporate/Shared (a)	15.9	9.6	51.4	10.5
Total	$474.7	$214.9	$1,273.9	$461.2

(a)Represents capital expenditures not directly assigned to the segments and primarily consists of capital outlays for network enhancements and information technology-related projects benefiting Uniti as a whole.

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Total segment revenues and sales	$892.7	$754.9	$2,882.9	$1,349.6
Intersegment revenues	(44.6)	(32.3)	(137.6)	(32.3)
Total consolidated revenues and sales	$848.1	$722.6	$2,745.3	$1,317.3

The following table reconciles total segment contribution margin to consolidated net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Total segment contribution margin	$374.5	$385.7	$1,340.5	$897.8
Depreciation and amortization	(292.8)	(202.3)	(888.5)	(361.7)
Transaction related and other costs	(19.7)	(157.7)	(59.4)	(179.0)
Corporate/shared operating expenses	(97.6)	(57.9)	(269.8)	(89.6)
Amortization of non-cash rights-of-use assets	(0.1)	(0.3)	(0.3)	(2.0)
Stock-based compensation	(7.8)	(10.1)	(22.9)	(17.4)
Other income (expense), net	11.2	(0.2)	25.5	(1.3)
Net loss on extinguishment of debt	(2.7)	—	(1.5)	(40.5)
Gain on settlement of preexisting relationships	—	1,685.4	—	1,685.4
Interest expense, net	(205.5)	(168.2)	(589.4)	(426.5)
Income tax (expense) benefit	(4.0)	134.5	(4.9)	145.2
Net (loss) income	$(244.5)	$1,608.9	$(470.7)	$1,610.4

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

Note 14. Supplementary Unrestricted Subsidiary Information:

During 2025, we formed Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC and Uniti Fiber TRS AssetCo LLC (with Uniti Fiber GulfCo LLC, which was formed in 2024, the “Fiber Infrastructure ABS Notes Obligors”), each a subsidiary of Uniti Fiber ABS Parent LLC (“Fiber Infrastructure ABS Parent”) and an indirect, bankruptcy-remote subsidiary of the Company. Each Fiber Infrastructure ABS Notes Obligor is an unrestricted subsidiary under the Uniti Credit Agreement and the applicable indentures governing the Company’s senior notes.

In conjunction with the issuance of the Kinetic ABS 2026-1 Notes and Kinetic ABS 2026-2 Notes, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and we designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s outstanding senior notes. We also formed the Kinetic ABS 2026-1 Obligors and Kinetic ABS 2026-2 Obligors, each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS 2026-1 Obligor and Kinetic ABS 2026-2 Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes. See Note 5 for additional information regarding our asset-backed securities.

Below are the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively, of such unrestricted subsidiaries:

	As of September 30, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$15.3	$846.2	$—	$861.5
Restricted cash	153.7	5.9	—	159.6
Accounts receivable, net	52.5	481.8	(160.5)	373.8
Inventories	—	42.4	—	42.4
Prepaid expenses	—	164.6	(10.0)	154.6
Assets held for sale	—	17.2	—	17.2
Other current assets	2.0	149.2	—	151.2
Total current assets	223.5	1,707.3	(170.5)	1,760.3
Goodwill	—	1,158.5	—	1,158.5
Intangible assets, net	—	1,051.0	—	1,051.0
Property, plant and equipment, net	2,849.4	6,041.6	—	8,891.0
Operating lease right-of-use assets, net	—	480.3	(35.5)	444.8
Other assets	25.4	191.2	(46.8)	169.8
Total assets	$3,098.3	$10,629.9	$(252.8)	$13,475.4
Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$—	$2.0	$—	$2.0
Accounts payable	91.8	307.5	(160.5)	238.8
Deferred revenue	31.0	239.6	(12.1)	258.5
Current portion of operating lease obligations	—	111.9	—	111.9
Accrued taxes	4.1	64.3	—	68.4
Accrued interest	12.4	164.0	—	176.4
Other current liabilities	0.7	469.6	—	470.3
Total current liabilities	140.0	1,358.9	(172.6)	1,326.3
Notes and other debt, net	2,889.3	8,405.0	(21.3)	11,273.0
Noncurrent operating lease obligations	—	312.3	—	312.3
Noncurrent deferred revenue	108.0	348.8	(58.9)	397.9
Deferred income taxes, net	—	19.0	—	19.0
Other liabilities	—	226.4	—	226.4
Total liabilities	3,137.3	10,670.4	(252.8)	13,554.9
Shareholders' deficit
Total shareholders' deficit	(39.0)	(40.5)	—	(79.5)
Total liabilities and shareholders' deficit	$3,098.3	$10,629.9	$(252.8)	$13,475.4

	As of December 31, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$5.4	$48.1	$—	$53.5
Restricted cash	75.2	5.4	—	80.6
Accounts receivable, net	18.0	394.6	(53.6)	359.0
Inventories	—	44.0	—	44.0
Prepaid expenses	—	137.6	—	137.6
Other current assets	—	156.3	—	156.3
Total current assets	98.6	786.0	(53.6)	831.0
Goodwill	—	1,158.3	—	1,158.3
Intangible assets, net	—	1,293.3	—	1,293.3
Property, plant and equipment, net	614.4	7,527.5	—	8,141.9
Operating lease right-of-use assets, net	—	516.6	—	516.6
Other assets	23.4	103.2	(31.0)	95.6
Total assets	$736.4	$11,384.9	$(84.6)	$12,036.7
Liabilities and shareholders' equity (deficit):
Current liabilities:
Current portion of long-term debt	$—	$10.0	$—	$10.0
Accounts payable	47.7	177.4	(53.6)	171.5
Deferred revenue	7.4	233.5	(1.1)	239.8
Current portion of operating lease obligations	—	122.6	—	122.6
Accrued taxes	0.5	51.3	—	51.8
Accrued interest	10.3	128.5	—	138.8
Other current liabilities	—	389.4	—	389.4
Total current liabilities	65.9	1,112.7	(54.7)	1,123.9
Notes and other debt, net	822.1	8,728.6	(21.3)	9,529.4
Noncurrent operating lease obligations	—	360.5	—	360.5
Noncurrent deferred revenue	62.5	314.8	(8.6)	368.7
Deferred income taxes, net	—	17.7	—	17.7
Other liabilities	—	256.1	—	256.1
Total liabilities	950.5	10,790.4	(84.6)	11,656.3
Shareholders' (deficit) equity:
Total shareholders' (deficit) equity	(214.1)	594.5	—	380.4
Total liabilities and shareholders' equity (deficit)	$736.4	$11,384.9	$(84.6)	$12,036.7

	Nine Months Ended September 30, 2026
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$367.9	$2,524.6	$(147.2)	$2,745.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	96.1	1,089.1	(134.1)	1,051.1
Cost of sales (exclusive of depreciation and amortization)	3.6	107.8	—	111.4
Selling, general and administrative	20.7	527.7	(13.1)	535.3
Depreciation and amortization	111.9	776.6	—	888.5
Transaction related and other costs	—	59.4	—	59.4
Total costs and expenses	232.3	2,560.6	(147.2)	2,645.7
Operating income (loss)	135.6	(36.0)	—	99.6
Other income, net	2.3	105.5	(82.3)	25.5
Gain on extinguishment of debt	—	(1.5)	—	(1.5)
Interest expense, net	(96.1)	(493.3)	—	(589.4)
Income (loss) before income taxes	41.8	(425.3)	(82.3)	(465.8)
Income tax expense	—	(4.9)	—	(4.9)
Net income (loss)	$41.8	$(430.2)	$(82.3)	$(470.7)

	Nine Months Ended September 30, 2025
(Millions)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total revenues and sales	$104.3	$1,260.5	$(47.5)	$1,317.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	38.5	324.4	(39.2)	323.7
Cost of sales (exclusive of depreciation and amortization)	—	27.4	—	27.4
Selling, general and administrative	9.8	175.9	(8.3)	177.4
Depreciation and amortization	17.5	344.2	—	361.7
Transaction related and other costs	—	179.0	—	179.0
Total costs and expenses	65.8	1,050.9	(47.5)	1,069.2
Operating income	38.5	209.6	—	248.1
Other expense, net	—	(1.3)	—	(1.3)
Loss on extinguishment of debt	—	(40.5)	—	(40.5)
Gain on settlement of preexisting relationships	0.2	1,685.2	—	1,685.4
Interest expense, net	(32.6)	(393.9)	—	(426.5)
Income before income taxes	6.1	1,459.1	—	1,465.2
Income tax benefit	—	145.2	—	145.2
Net income	$6.1	$1,604.3	$—	$1,610.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto set forth in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q and the Company’s 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026.

Overview

Uniti Group Inc. (herein referred to as the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the State of Delaware on April 19, 2024, under the name “Windstream Parent, Inc.” and as a subsidiary of New Windstream, LLC (“Windstream”) (as successor to Windstream Holdings II, LLC) in connection with the Merger (as defined below).

Uniti is a premier digital infrastructure company with approximately 240,000 fiber route miles across 47 states. The Company serves more than 1.0 million customers, including approximately 650,000 residential fiber customers, with a network that includes approximately 2.2 million fiber-equipped households predominantly situated in the Midwest and Southeast United States of America (“U.S.”). The Company offers a full suite of advanced communications services, including fiber-based broadband to residential and business customers, managed cloud communications and security services for large enterprises and government entities across the U.S., and tailored wave and transport solutions for carriers, content providers and large cloud computing and storage service providers in the U.S. and Canada. Our operations are organized into three business segments: Kinetic, Fiber Infrastructure and Uniti Solutions. See Notes 8 and 12 for additional information regarding the Company’s business segments.

Prior to the Merger, Uniti Group LLC (f/k/a Uniti Group Inc., “Old Uniti”) was an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. Old Uniti managed its operations within two primary lines of business: Uniti Fiber and Uniti Leasing.

Completion of Merger with Windstream

On August 1, 2025, pursuant to the previously announced Agreement and Plan of Merger, dated as of May 3, 2024 (as amended) (the “Merger Agreement”), by and between Old Uniti, Windstream, the Company, New Uniti HoldCo LP and New Windstream Merger Sub, LLC, an indirect wholly owned subsidiary of Windstream (“Merger Sub”), Old Uniti and Windstream completed the following transactions: (a) Windstream merged with and into the Company (at such time, a direct wholly owned subsidiary of Windstream named Windstream Parent, Inc.), with the Company surviving the merger as the ultimate parent company of the combined company (the “Internal Reorg Merger”), and (b) Merger Sub merged with and into Old Uniti (the “Merger”), with Old Uniti surviving the Merger as an indirect wholly owned subsidiary of the Company. Following the consummation of the Merger, the Company was renamed Uniti Group Inc., and Old Uniti ceased to be a REIT and the Company does not qualify to be a REIT. The common stock of the Company (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “UNIT”.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, with Windstream treated as the legal acquirer and Old Uniti treated as the accounting acquirer. Because Old Uniti is treated as the accounting acquirer, financial information for periods prior to the Merger reflects the historical activity of Old Uniti. For periods after the Merger, the consolidated financial statements reflect the combined results of Old Uniti and Windstream. The Merger was a taxable transaction for U.S. federal income tax purposes. See Notes 1, 2 and 3 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the Merger.

Segments

Following the completion of the Merger, we updated our segment structure to include new operating segments for the acquired Windstream businesses and combined the legacy fiber and leasing businesses into a new segment. During the fourth quarter of 2025, we made changes to the previously reported segment revenues and expenses for the three and nine months ended September 30, 2025 to better align customers and their associated revenues and expenses within our post-Merger business segment structure. Prior period segment information for the three and nine months ended September 30, 2025 has been recast to reflect these changes. Our reportable business segments are as follows:

Kinetic – We manage as one business our residential, business and wholesale operations in markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings and marketing strategies. Residential customers can bundle voice, high-speed internet and video services to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced internet services, local and long-distance voice services, integrated voice and data services, and web conferencing products to our business customers. These services are equipped to deliver high-speed internet with competitive speeds, value added services to enhance business productivity and options to bundle services to meet our business customers’ needs. Products and services offered to business customers also include managed cloud communications and security services. Our Kinetic wholesale operations provide network bandwidth to other telecommunications carriers, network operators, governmental entities, content providers, and large cloud computing and storage service providers. These services include network transport services to end users, Ethernet and Wave transport of up to 400 Gigabits per second (“Gbps”), and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

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

Fiber Infrastructure – We manage as one business our legacy fiber and leasing businesses combined with the competitive local exchange carrier (“CLEC”) portion of Windstream’s acquired wholesale business. Our Fiber Infrastructure operations are focused on providing network bandwidth to other telecommunications carriers, network operators, content providers, and large cloud computing and storage service providers. Services provided include network transport services to end users, Ethernet and Wave transport of up to 400 Gbps, and dark fiber and colocation services, as well as fiber-to-the-tower connections to support the wireless backhaul market. We also offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity, and we are engaged in the acquisition and construction of communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. Fiber Infrastructure sales revenues primarily represent amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer.

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

We evaluate the performance of each segment based on segment contribution margin, which is computed as segment revenues and sales less segment expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment expenses include direct expenses incurred in providing services and products to segment customers and selling, general and administrative expenses that are directly associated with specific segment customers or activities. These direct expenses include network access and facilities, network operations and engineering, customer specific access costs, cost of sales, field operations, service delivery, sales and marketing, product development, licensing fees, provision for estimated credit losses, and compensation and benefit costs for employees directly assigned to the segments.

Costs related to centrally-managed administrative functions, including information technology, accounting and finance, legal, human resources and other corporate management activities, are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. We also do not assign to the segments depreciation and amortization expense and transaction-related and other costs, because these items are not monitored by or reported to the CODM at a segment level.

Interest expense, net and net loss on extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or finance lease obligations to the segments. Other income (expense), net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Other Significant Developments

Third Quarter 2026 Debt Transactions

Kinetic ABS Series 2026-2 Notes – On July 15, 2026, Kinetic ABS Issuer LLC (“Kinetic ABS Issuer”) completed a private offering of $1.1 billion aggregate principal amount of secured fiber network revenue term notes, consisting of $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $134.2 million 6.224% Series 2026-2, Class B term notes and $201.3 million 7.536% Series 2026-2, Class C term notes (collectively, the “Kinetic ABS 2026-2 Notes”), each with an anticipated repayment date in June 2033. The proceeds of the offering of the Kinetic ABS 2026-2 Notes were used to purchase assets held by certain subsidiary guarantors of the Company’s senior indebtedness that were contributed to certain subsidiaries of Kinetic ABS Issuer (the “Kinetic ABS Asset Sale”). Uniti used a portion of the net cash provided by the Kinetic ABS Asset Sale for reinvestments in the business, including to fund growth capital expenditures, and to repay $500.0 million of certain of the Company’s senior secured indebtedness. On July 30, 2026, following the completion of the Kinetic ABS Asset Sale, Uniti Services repaid $19.8 million principal amount of its 2025 Term Loan, and on August 24, 2026, Uniti Services repurchased $479.0 million of its 4.75% senior secured notes due 2028 (the “4.75% secured notes”) and $1.2 million of its 7.50% senior secured notes due 2033 (the “7.50% secured notes”).

The Kinetic ABS 2026-2 Notes were issued at an issue price of 100% of their respective principal amounts pursuant to an amended and restated indenture, dated as of July 15, 2026, as supplemented by a Series 2026-2 Supplement thereto, dated as of July 15, 2026 (the “Series 2026-2 Supplement”). In connection with the issuance of the Kinetic ABS 2026-2 Notes, the Kinetic ABS Issuer (i) increased the maximum commitment under its existing liquidity funding note facility to reflect the increase in the transaction’s liquidity reserve requirements that resulted from the issuance of the Kinetic ABS 2026-2 Notes and (ii) extended the maturity of the existing liquidity note facility to align with the final maturity date of the Kinetic ABS 2026-2 Notes. No new variable funding notes were issued in connection with the issuance of the Kinetic ABS 2026-2 Notes.

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

See Note 5 to the unaudited condensed consolidated financial statements for additional information related to these third quarter 2026 debt transactions.

Financial and Performance Highlights

The following is a summary of our operating results for the three and nine months ended September 30, 2026:

•We generated consolidated revenues and sales of $848.1 million and $2,745.3 million for the three and nine months ended September 30, 2026, respectively, an increase of $125.5 million and $1,428.0 million, respectively, when compared to the same periods a year ago. The acquired operations of Windstream generated total revenues and sales of $764.9 million and $2,370.1 million for the three and nine months ended September 30, 2026, respectively. The Merger accounted for 90% and 86% of our total consolidated revenues and sales for the three and nine months ended September 30, 2026, respectively. During the first nine months of 2026, we entered into an indefeasible right of use (“IRU”) agreement for dark fiber with a large hyperscaler, resulting in $88.2 million in incremental sales revenues.

•We reported an operating loss of $43.5 million and operating income of $99.6 million for the three and nine months ended September 30, 2026, respectively, compared to an operating loss of $42.6 million and operating income of $248.1 million for the three and nine months ended September 30, 2025, respectively. The acquired operations of Windstream generated operating income of $37.6 million and $210.6 million for the three and nine months ended September 30, 2026, respectively. Transaction-related and other costs were $19.7 million and $59.4 million for the three and nine months ended September 30, 2026, respectively, compared to $157.7 million and $179.0 million for the same periods a year ago, primarily due to the Merger.

•Within the Kinetic segment, service revenues were $479.9 million and $1,504.7 million and contribution margins were $190.2 million and $654.1 million for the three and nine months ended September 30, 2026, respectively. We extended our fiber coverage during the third quarter, bringing our total to approximately 2.2 million consumer premises passed or 47% of our Kinetic footprint as of September 30, 2026. We ended the third quarter with approximately 650,000 consumer subscribers on our fiber network, representing a 29% fiber consumer subscriber penetration rate (calculated as the total number of fiber consumer subscribers divided by the total number of consumer premises passed).

•Our Fiber Infrastructure segment generated service revenues of $199.2 million and $637.4 million and contribution margins of $98.4 million and $412.9 million for the three and nine months ended September 30, 2026, respectively. The acquired wholesale business of Windstream generated service revenues of $41.2 million and $355.1 million and contribution margins of $18.9 million and $242.9 million for the three and nine months ended September 30, 2026, respectively.

•Within the Uniti Solutions segment, we continue to execute our transformation strategy by shifting away from legacy TDM revenues and focusing on profitability within our managed services customer base. For this segment, service revenues were $175.1 million and $547.0 million and contribution margins were $85.9 million and $273.5 million for the three and nine months ended September 30, 2026, respectively.

Due to the relative size of the acquired Windstream operations in relation to Old Uniti's operations, the Merger had a significant impact on the operating results of the Company for the three and nine months ended September 30, 2026 and 2025. To facilitate a discussion and analysis of our results on a comparable basis, management has supplemented its discussion of the Company's results of operations under GAAP with supplemental unaudited pro forma condensed combined financial information based on the historical results of operations of Old Uniti and Windstream as if the Merger had been consummated on January 1, 2024. See the “Supplemental Unaudited Pro Forma Condensed Combined Financial Information” section within this MD&A for further information on the assumptions used in the preparation of the pro forma financial information.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results for Uniti:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues	$809.6	$695.3	$114.3	16	$2,551.5	$1,282.0	$1,269.5	99
Sales revenues	38.5	27.3	11.2	41	193.8	35.3	158.5	*
Total revenues and sales	848.1	722.6	125.5	17	2,745.3	1,317.3	1,428.0	108
Costs and expenses:
Cost of services (a)	350.9	261.4	89.5	34	1,051.1	323.7	727.4	*
Cost of sales (a)	40.0	22.6	17.4	77	111.4	27.4	84.0	*
Selling, general and administrative	188.2	121.2	67.0	55	535.3	177.4	357.9	*
Depreciation and amortization	292.8	202.3	90.5	45	888.5	361.7	526.8	146
Transaction related and other costs (b)	19.7	157.7	(138.0)	(88)	59.4	179.0	(119.6)	(67)
Total costs and expenses	891.6	765.2	126.4	17	2,645.7	1,069.2	1,576.5	147
Operating (loss) income	(43.5)	(42.6)	0.9	2	99.6	248.1	(148.5)	(60)
Other income (expense), net (c)	11.2	(0.2)	11.4	*	25.5	(1.3)	26.8	*
Net loss on extinguishment of debt (d)	(2.7)	—	2.7	*	(1.5)	(40.5)	(39.0)	(96)
Gain on settlement of preexisting relationships (e)	—	1,685.4	(1,685.4)	(100)	—	1,685.4	(1,685.4)	(100)
Interest expense, net	(205.5)	(168.2)	37.3	22	(589.4)	(426.5)	162.9	38
(Loss) income before income taxes	(240.5)	1,474.4	(1,714.9)	(116)	(465.8)	1,465.2	(1,931.0)	(132)
Income tax (expense) benefit	(4.0)	134.5	(138.5)	(103)	(4.9)	145.2	(150.1)	(103)
Net (loss) income	$(244.5)	$1,608.9	$(1,853.4)	(115)	$(470.7)	$1,610.4	$(2,081.1)	(129)
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)Transaction related and other costs include professional services and fees, integration costs, and other miscellaneous costs. For additional information related to these expenses, see the corresponding section of Note 3 to the condensed consolidated financial statements.

(c)Amounts primarily include $9.4 million and $21.1 million of incremental interest income earned on short-term investments in the three and nine months ended September 30, 2026, respectively.

(d)See the corresponding section of Note 5 to the condensed consolidated financial statements for information related to the net loss on extinguishment of debt recorded in each period.

(e)In connection with the Merger and settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during the third quarter of 2025. For additional information related to this gain, see the corresponding section in Note 3 to the condensed consolidated financial statements.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$190.1	$1,730.6
Decreases in Fiber Infrastructure service revenues (a)	(75.8)	(461.1)
Net increases in service revenues	$114.3	$1,269.5

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger.

Sales Revenues

Sales revenues include sales of various types of communications equipment and products to customers, including selling network equipment to contractors on a wholesale basis. Consumer product sales include home networking equipment, computers and phones. Uniti Solutions product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to business customers. Sales revenues also include amounts recognized from sales-type leases for fiber where control of the fiber has transferred to the customer. There were no revenues from sales-type leases in the third quarter of 2026 and revenues from sales-type leases were $88.2 million for the nine months ended September 30, 2026. Comparatively, revenues from sales-type leases were $13.6 million and $16.3 million for the three and nine months ended September 30, 2025, respectively.

The following table reflects the primary drivers of the changes in sales revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$24.0	$88.6
Changes attributable to sales-type leases (see above)	(13.5)	72.0
Changes in Fiber Infrastructure equipment and other sales	0.7	(2.1)
Net increases in sales revenues	$11.2	$158.5

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$87.3	$730.2
Changes in network and other operations	2.2	(2.8)
Net increases in cost of services	$89.5	$727.4

Cost of Sales

Cost of sales represents the associated cost of equipment and the net carrying value of fiber for sales-type leases. The following table reflects the primary drivers of the changes in cost of sales compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$25.4	$93.8
Decreases in Fiber Infrastructure equipment and other sales	(0.2)	(4.5)
Decreases attributable to sales-type leases	(7.8)	(5.3)
Net increases in cost of sales	$17.4	$84.0

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

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases attributable to the Merger	$59.4	$326.3
Increases in loss on asset retirements and dispositions (a)	12.4	17.3
Increases in provision for estimated credit losses (b)	0.6	12.8
Changes in other costs	(5.4)	1.5
Net increases in SG&A	$67.0	$357.9

(a)Increases were primarily attributable to the retirement and write-off of the remaining net book value of copper cable in connection with the Company’s ongoing initiatives to replace copper cable with fiber optic cable and from the retirements of modems and other equipment. In the third quarter of 2026, the Company also recognized a loss on the pending sale of certain spectrum licenses.

(b)Increase in the nine months ended September 30, 2026 was primarily attributable to customers bankruptcies filed in the second quarter of 2026.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. Substantially all of the increases in depreciation and amortization during the three and nine months ended September 30, 2026 were attributable to the Merger.

Operating (Loss) Income

The Company reported an operating loss of $43.5 million and operating income of $99.6 million for the three and nine months ended September 30, 2026, respectively, compared to an operating loss of $42.6 million and operating income of $248.1 million for the three and nine months ended September 30, 2025, respectively. Compared to the same periods of 2025, the operating loss increased $0.9 million, or 2%, and operating income decreased $148.5 million, or 60%, during the three and nine months ended September 30, 2026, respectively. The unfavorable changes in both the three and nine months ended September 30, 2026 as compared to the same periods in 2025 primarily reflected decreases in operating lease revenues of $56.9 million and $377.9 million, respectively, primarily due to the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger and incremental losses on asset retirements and dispositions. The unfavorable effects of these items on operating income for the three and nine months ended September 30, 2026 compared to the same periods of 2025 were partially offset by lower transaction related and other costs related to the Merger of $138.0 million and $119.6 million, respectively. The operating loss in the three months ended September 30, 2026 also reflected a year-over-year reduction in operating income attributable to the acquired Windstream operations of $66.8 million, primarily due to declines in DSL subscriber and other revenues due to the effects of continued declines in DSL customers and lower demand for consumer voice-only services, declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network, higher customer churn for legacy TDM and transport services, and higher advertising costs and contract labor costs consistent with the accelerated deployment of fiber in our network. Conversely, operating income for the nine months ended September 30, 2026 included incremental operating income of $106.2 million attributable to the acquired Windstream operations.

Interest Expense

The following table reflects the primary drivers of the changes in interest expense, net compared to the same periods a year ago:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Senior secured notes	$(8.9)	$32.7
Senior unsecured notes	21.6	81.4
Senior secured revolving credit facility - variable rate	(3.8)	0.4
Fiber Infrastructure ABS Notes and bridge loan facility	3.5	11.8
Kinetic ABS Notes	28.0	51.6
Interest rate cap	(0.2)	(0.7)
Interest rate swaps	(0.2)	(1.2)
Amortization of deferred financing costs and debt premium/discount	0.5	(5.0)
Accretion of settlement payable	(0.3)	(1.7)
Other interest	0.7	6.0
Capitalized interest	(3.6)	(12.4)
Total interest expense, net	$37.3	$162.9

As presented in the table above, interest expense, net increased $37.3 million and $162.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases reflect the incremental net increase of approximately $2.0 billion in aggregate long-term debt outstanding following the completion of the Merger and debt refinancing transactions completed in the fourth quarter of 2025 and first and third quarters of 2026. See Note 5 to the condensed consolidated financial statements for additional information related to our long-term debt obligations.

Income Taxes

In determining our quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on our expected annual income, statutory rates, permanent book/tax differences, valuation allowance analysis and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

For the three and nine months ended September 30, 2026, we recorded income tax expense of $4.0 million and $4.9 million, respectively, resulting in an effective tax rate of (1.7)% and (1.1)%, respectively. The effective tax rate differed from the statutory rate for the three and nine months ended September 30, 2026 primarily due to changes in the valuation allowance recorded against current year income and current state income tax.

For the three and nine months ended September 30, 2025, we recorded income tax benefits of $134.5 million and $145.2 million, respectively, resulting in an effective tax rate of (9.1)% and (9.9)%, respectively. The provision for income taxes differed from the statutory rate for the three and nine months ended September 30, 2025 primarily due to the nontaxable gain on settlement of preexisting relationships and deferred tax benefits, net of changes in the valuation allowance, resulting from the Merger and related transactions, including deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company’s assets following the closing of the Merger, as well as changes in the valuation allowance recorded against current year income.

BUSINESS SEGMENT OPERATING RESULTS

KINETIC

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$156.7	$86.3	$70.4	82	$451.4	$86.3	$365.1	*
DSL subscriber and other	112.4	111.0	1.4	1	387.1	111.0	276.1	*
Total consumer	269.1	197.3	71.8	36	838.5	197.3	641.2	*
Business services	92.0	66.5	25.5	38	286.0	66.5	219.5	*
Wholesale	67.4	56.0	11.4	20	222.5	56.0	166.5	*
RDOF funding	12.7	8.6	4.1	48	38.8	8.6	30.2	*
State USF	12.0	9.2	2.8	30	37.2	9.2	28.0	*
Switched access	2.7	2.2	0.5	23	9.2	2.2	7.0	*
End user surcharges	13.7	10.3	3.4	33	40.3	10.3	30.0	*
Intersegment revenues	10.3	7.9	2.4	30	32.2	7.9	24.3	*
Total service revenues	479.9	358.0	121.9	34	1,504.7	358.0	1,146.7	*
Sales revenues	35.4	11.7	23.7	*	97.6	11.7	85.9	*
Total revenues and sales	515.3	369.7	145.6	39	1,602.3	369.7	1,232.6	*
Compensation expense	(88.4)	(64.9)	23.5	36	(268.5)	(64.9)	203.6	*
Non-compensation managed expenses	(73.8)	(40.2)	33.6	84	(208.7)	(40.2)	168.5	*
Revenue-driven costs	(64.3)	(31.0)	33.3	107	(182.1)	(31.0)	151.1	*
Network access and facilities	(50.1)	(36.8)	13.3	36	(138.5)	(36.8)	101.7	*
Allocated network and customer operations expenses	(10.8)	(9.0)	1.8	20	(33.7)	(9.0)	24.7	*
Customer access	(5.4)	(3.9)	1.5	38	(17.3)	(3.9)	13.4	*
Intersegment costs and expenses	(32.3)	(22.9)	9.4	41	(99.4)	(22.9)	76.5	*
Contribution margin	$190.2	$161.0	$29.2	18	$654.1	$161.0	$493.1	*
* Not meaningful

The Kinetic segment is comprised solely of operations acquired from Windstream in the Merger. Accordingly, the increases in Kinetic segment revenues and sales, costs and expenses and contribution margin in the three months ended September 30, 2026 compared to the same period a year ago, primarily reflect the effect of comparing three months of operating results in the 2026 period to only two months of operating results in the corresponding 2025 period. Similarly, the increases in Kinetic segment revenues and sales, costs and expenses and contribution margin in the nine months ended September 30, 2026 compared to the same period a year ago, primarily reflect the effect of comparing nine months of operating results in the 2026 period to only two months of operating results in the corresponding 2025 period.

When compared to the corresponding periods of 2025, Kinetic operating results for the three and nine months ended September 30, 2026 reflect declines in DSL subscriber and other revenues due to the effects of continued declines in DSL customers and lower demand for consumer voice-only services, declines in facilities-based resale access revenues due to customer churn and initiatives to bring service onto our network, higher customer churn for legacy TDM and transport services, higher advertising and contract labor costs consistent with the accelerated deployment of fiber in our network and higher direct commissions primarily related to our customer referral programs and the addition of new external sales channel partners. These decreases were partially offset by growth in fiber subscriber revenues, consistent with the growth in fiber consumer broadband customers, as presented in the table below.

A summary of Kinetic broadband customers was as follows:

	September 30,		Increase (Decrease)
(Thousands)	2026	2025	Amount	%
Fiber consumer broadband customers	648.4	507.0	141.4	28
DSL consumer broadband customers	307.1	509.8	(202.7)	(40)
Total consumer broadband customers	955.5	1,016.8	(61.3)	(6)

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

FIBER INFRASTRUCTURE

Results of Operations

The following table reflects the Fiber Infrastructure segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$103.9	$141.2	$(37.3)	(26)	$323.2	$590.1	$(266.9)	(45)
Uniti Fiber (b)	62.3	68.9	(6.6)	(10)	212.7	206.7	6.0	3
Intersegment revenues (c)	33.0	23.5	9.5	40	101.5	23.5	78.0	*
Total service revenues	199.2	233.6	(34.4)	(15)	637.4	820.3	(182.9)	(22)
Sales revenues (d)	2.3	15.2	(12.9)	(85)	93.0	23.2	69.8	*
Total revenues and sales	201.5	248.8	(47.3)	(19)	730.4	843.5	(113.1)	(13)
Network access and facilities expenses (e)	(53.3)	(48.1)	5.2	11	(169.9)	(89.0)	80.9	91
Compensation expenses (e)	(21.8)	(18.2)	3.6	20	(60.0)	(41.7)	18.3	44
Non-compensation managed expenses (f)	(11.9)	(6.3)	5.6	89	(28.6)	(16.6)	12.0	72
Revenue-driven costs (g)	(8.2)	(14.3)	(6.1)	(43)	(36.7)	(22.2)	14.5	65
Allocated network and customer operations expenses (e)	(2.1)	(1.9)	0.2	11	(6.7)	(1.9)	4.8	*
Customer access (e)	(3.8)	(1.9)	1.9	100	(9.4)	(1.9)	7.5	*
Intersegment costs and expenses (h)	(2.0)	(1.4)	0.6	43	(6.2)	(1.4)	4.8	*
Contribution margin	$98.4	$156.7	$(58.3)	(37)	$412.9	$668.8	$(255.9)	(38)
* Not meaningful

(a)Decreases primarily reflect the absence of leasing revenues from Windstream subsequent to August 1, 2025, resulting from the settlement of the preexisting leasing relationships upon consummation of the Merger previously discussed, partially offset by incremental revenues of $30.4 million and $243.9 million attributable to the acquired wholesale operations of Windstream for the three and nine months ended September 30, 2026, respectively.

(b)Decrease in the three months ended September 30, 2026 primarily reflected the effect of unfavorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks and revenue declines attributable to contract terminations and customer bankruptcies filed in the second quarter of 2026. These decreases were offset in the nine months ended September 30, 2026 by one-time early contract termination penalties assessed to customers related to disconnecting circuits prior to the expiration of their contracts.

(c)Consists of intercompany charges to Kinetic and Uniti Solutions primarily for usage of network and colocation facilities owned or operated by Fiber Infrastructure.

(d)Decrease in the three months ended September 30, 2026 primarily reflected the absence of revenues from sales-type leases in the third quarter of 2026. Revenues from sales-type leases were $88.2 million for the nine months ended September 30, 2026. Comparatively, revenues from sales-type leases were $13.6 million and $16.3 million for the three and nine months ended September 30, 2025. Increase in revenues from sales-type leases in the nine months ended September 30, 2026 reflected the impact of the IRU dark fiber agreement with a large hyperscaler entered into in the first quarter of 2026.

(e)Increases were primarily attributable to the acquired wholesale operations of Windstream, which accounted for $14.5 million and $127.1 million of the increases in network access and facilities expense, $3.1 million and $26.9 million of the increases in compensation expense for the three and nine months ended September 30, 2026, respectively.

(f)Increases were primarily attributable to higher contract labor costs consistent with our increased usage of outside contractors for network construction projects.

(g)Decrease in the three months ended September 30, 2026 reflected the absence of revenues from sales-type leases in the third quarter of 2026. Increase in the nine months ended September 30, 2026 was primarily attributable to the acquired wholesale operations of Windstream, which accounted for $15.0 million of the increase in revenue driven costs.

(h)Consists of intercompany charges from Kinetic for resale access services.

UNITI SOLUTIONS

Results of Operations

The following table reflects the Uniti Solutions segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services	$163.5	$121.6	$41.9	34	$506.5	$121.6	$384.9	*
TDM	4.8	8.7	(3.9)	(45)	19.4	8.7	10.7	123
End user surcharges	5.5	4.8	0.7	15	17.2	4.8	12.4	*
Intersegment revenues	1.3	0.9	0.4	44	3.9	0.9	3.0	*
Total service revenues	175.1	136.0	39.1	29	547.0	136.0	411.0	*
Sales revenues	0.8	0.4	0.4	100	3.2	0.4	2.8	*
Total revenues and sales	175.9	136.4	39.5	29	550.2	136.4	413.8	*
Compensation expense	(15.5)	(9.9)	5.6	57	(44.7)	(9.9)	34.8	*
Non-compensation managed expenses	(1.6)	(1.0)	0.6	60	(4.9)	(1.0)	3.9	*
Revenue-driven costs	(25.5)	(20.4)	5.1	25	(79.0)	(20.4)	58.6	*
Customer access	(37.1)	(29.1)	8.0	27	(116.1)	(29.1)	87.0	*
Intersegment costs and expenses	(10.3)	(8.0)	2.3	29	(32.0)	(8.0)	24.0	*
Contribution margin	$85.9	$68.0	$17.9	26	$273.5	$68.0	$205.5	*
* Not meaningful

The Uniti Solutions segment is comprised solely of operations acquired from Windstream in the Merger. Accordingly, the increases in Uniti Solutions segment revenues and sales, costs and expenses and contribution margin in the three months ended September 30, 2026 compared to the same period a year ago, primarily reflect the effect of comparing three months of operating results in the 2026 period to only two months of operating results in the corresponding 2025 period. Similarly, the increases in Uniti Solutions segment revenues and sales, costs and expenses and contribution margin in the nine months ended September 30, 2026 compared to the same period a year ago, primarily reflect the effects of comparing nine months of operating results in the 2026 period to only two months of operating results in the corresponding 2025 period.

When compared to the corresponding periods of 2025, Uniti Solutions operating results for the three and nine months ended September 30, 2026 reflect ongoing customer churn for legacy services as we continue to transition customers from TDM services. These trends have resulted in reductions in traditional voice, long-distance and data and integrated services, as well as declines in long-distance usage. The unfavorable effects on service revenues and contribution margin attributable to customer churn were partially offset by decreases in third-party commissions, bad debt expense, federal and state USF fees and interconnection costs consistent with the overall reductions in service revenues.

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The supplemental unaudited pro forma combined consolidated results of operations for the three and nine months ended September 30, 2025 are presented to illustrate the estimated impacts of the Merger, which was consummated on August 1, 2025, based on the historical results of operations of Old Uniti and Windstream after giving eﬀect to the Merger and the assumptions and adjustments further described below. See Notes 1, 2 and 3 to the condensed consolidated financial statements for additional information on the Merger.

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
•Internal Reorg Merger; and
•Conformance of accounting policies.

The supplemental unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Merger date for the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

During the fourth quarter of 2025, we made changes to the previously reported pro forma combined consolidated results of operations for the three and nine months ended September 30, 2025 to reflect measurement period adjustments to the initial purchase price allocation, the effects of which primarily impacted pro forma depreciation and amortization expense, to refine the computation of pro forma interest expense using the effective interest rate method and to adjust the pro forma income tax benefit for the related income tax effect of these adjustments. Previously reported pro forma combined consolidated results of operations for the three and nine months ended September 30, 2025 has been revised to reflect these changes.

The supplemental unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of January 1, 2024, nor is it intended to be indicative of our anticipated combined future results. In addition, the accompanying supplemental unaudited pro forma condensed combined statements of operations do not reﬂect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

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

The supplemental unaudited pro forma combined segment results of operations for the three and nine months ended September 30, 2025 presented herein are based upon the combined historical financial information of Old Uniti and Windstream and exclude the effects of intercompany transactions that existed between the companies prior to the Merger. Because depreciation and amortization expense and interest expense are not allocated to the segments, the supplemental unaudited pro forma combined segment results of operations do not include the effects of the pro forma adjustments to depreciation and amortization expense, interest expense, or the elimination of historical amortization of deferred commission and deferred costs to fulfill discussed above. Accordingly, the supplemental unaudited pro forma combined segment results of operations information presented for the three and nine months ended September 30, 2025 has not been prepared in accordance with SEC Regulation S-X Article 11. The supplemental unaudited pro forma combined segment results of operations are presented for informational purposes only and are not intended to represent nor necessarily be indicative of what the combined company’s business segment results of operations would have been had the Merger been completed on January 1, 2024. The supplemental unaudited pro forma combined segment results of operations do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the Merger.

The following table compares Uniti’s actual consolidated operating results for the three and nine months ended September 30, 2026 (GAAP basis) to the three and nine months ended September 30, 2025 (prepared on a pro forma combined basis):

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues	$809.6	$904.2	$(94.6)	(10)	$2,551.5	$2,805.1	$(253.6)	(9)
Sales revenues	38.5	33.0	5.5	17	193.8	67.8	126.0	186
Total revenues and sales	848.1	937.2	(89.1)	(10)	2,745.3	2,872.9	(127.6)	(4)
Costs and expenses:
Cost of services (a)	350.9	374.9	(24.0)	(6)	1,051.1	1,145.9	(94.8)	(8)
Cost of sales (a)	40.0	28.9	11.1	38	111.4	60.1	51.3	85
Selling, general and administrative	188.2	150.7	37.5	25	535.3	489.5	45.8	9
Depreciation and amortization	292.8	255.4	37.4	15	888.5	733.2	155.3	21
Gain on sale of operating assets	—	(2.3)	(2.3)	(100)	—	(29.3)	(29.3)	(100)
Transaction related and other costs	19.7	166.9	(147.2)	(88)	59.4	196.7	(137.3)	(70)
Total costs and expenses	891.6	974.5	(82.9)	(9)	2,645.7	2,596.1	49.6	2
Operating (loss) income	(43.5)	(37.3)	6.2	(17)	99.6	276.8	(177.2)	(64)
Other income, net (b)	11.2	15.2	(4.0)	(26)	25.5	22.8	2.7	12
Net loss on extinguishment of debt (c)	(2.7)	—	2.7	*	(1.5)	(40.5)	(39.0)	(96)
Gain on settlement of preexisting relationships (d)	—	1,685.4	(1,685.4)	(100)	—	1,685.4	(1,685.4)	(100)
Interest expense, net	(205.5)	(187.5)	18.0	10	(589.4)	(562.2)	27.2	5
(Loss) income before income taxes	(240.5)	1,475.8	(1,716.3)	(116)	(465.8)	1,382.3	(1,848.1)	(134)
Income tax (expense) benefit	(4.0)	111.7	(115.7)	(104)	(4.9)	127.8	(132.7)	(104)
Net (loss) income	(244.5)	1,587.5	(1,832.0)	(115)	(470.7)	1,510.1	(1,980.8)	(131)
Participating securities' share in earnings	—	(35.5)	35.5	100	—	(33.0)	33.0	100
Dividends declared on preferred stock	(15.8)	(17.2)	(1.4)	(8)	(47.0)	(49.9)	(2.9)	(6)
Net (loss) income attributable to common shareholders	$(260.3)	$1,534.8	$(1,795.1)	(117)	$(517.7)	$1,427.2	$(1,944.9)	(136)
* Not meaningful

(a)Amounts are exclusive of depreciation and amortization included below.

(b)Amounts primarily include $9.4 million and $21.1 million of incremental interest income earned on short-term investments in the three and nine months ended September 30, 2026, respectively. Comparatively, other income, net for the three and nine months ended September 30, 2025, on a pro forma combined basis, primarily reflects the write-off of unamortized prior service credits and net actuarial gains of $10.8 million, as well as the derecognition of the associated liability of $5.1 million related to Windstream’s postretirement benefit plan resulting from a July 2025 plan amendment. As a result, the Company accounts for this plan on a “pay-as-you-go” basis.

(c)See the corresponding section of Note 5 to the condensed consolidated financial statements for information related to the net loss on extinguishment of debt recorded in each period.

(d)In connection with the Merger and the settlement of the preexisting relationships with Windstream, the Company recognized a pretax nonrecurring gain during the third quarter of 2025. For additional information related to this gain, see the corresponding section of Note 3 to the condensed consolidated financial statements.

Service Revenues

The following table reflects the primary drivers of the changes in the actual service revenues compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Fiber Infrastructure service revenues (a)	$2.2	$33.9
Decreases in Uniti Solutions revenues (b)	(34.1)	(120.6)
Decreases in Kinetic service revenues (c)	(62.7)	(166.9)
Net decreases in service revenues	$(94.6)	$(253.6)

(a)Increase in the nine months ended September 30, 2026 was primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

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

Sales Revenues

The following table reflects the primary drivers of the changes in the actual sales revenues compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Changes in Fiber Infrastructure sales revenues (a)	$(12.9)	$68.0
Increases in Kinetic sales revenues (b)	18.2	56.2
Increases in Uniti Solutions sales revenues	0.2	1.8
Net increases in sales revenues	$5.5	$126.0

(a)Decrease in the three months ended September 30, 2026 primarily reflected the absence of revenues from sales-type leases in the third quarter of 2026. Revenues from sales-type leases were $88.2 million for the nine months ended September 30, 2026. Comparatively, revenues from sales-type leases were $13.6 million and $16.3 million for the three and nine months ended September 30, 2025, on a pro forma combined basis. The increase in revenues from sales-type leases in the nine months ended September 30, 2026 reflected the impact of the IRU dark fiber agreement with a large hyperscaler entered into in the first quarter of 2026.

(b)Increases reflect higher contractor sales due to increased outsourcing of fiber construction projects to external contractors.

Cost of Services

The following table reflects the primary drivers of the changes in the actual cost of services compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in other costs	$1.7	$13.0
Decreases in federal USF expense (a)	(3.2)	(10.1)
Decreases in interconnection expense (b)	(10.4)	(32.1)
Decreases in network and other operations (c)	(12.1)	(65.6)
Net decreases in cost of services	$(24.0)	$(94.8)

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

Cost of Sales

The following table reflects the primary drivers of the changes in the actual cost of sales compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in Kinetic cost of sales	$19.2	$59.9
Changes in Uniti Solutions cost of sales	(0.1)	1.3
Decreases in Fiber Infrastructure cost of sales	(8.0)	(9.9)
Net increases in cost of sales	$11.1	$51.3

The net changes in cost of sales were consistent with the net changes in sales revenues.

Selling, General and Administrative (“SG&A”)

The following table reflects the primary drivers of the change in actual SG&A expenses compared to the same periods a year ago prepared on a pro forma combined basis:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in sales and marketing (a)	$9.6	$22.0
Increases in loss on asset retirements and dispositions (b)	12.4	17.3
Changes in provision for estimated credit losses (c)	(1.9)	12.9
Increases in compensation and benefits (d)	17.5	8.4
Decreases in other costs	(0.1)	(14.8)
Net increases in SG&A	$37.5	$45.8

(a)Increases were primarily attributable to higher advertising costs consistent with the Company’s initiatives to expand penetration of our fiber-based broadband services within our Kinetic footprint.

(b)Increases were primarily attributable to the retirement and write-off of the remaining net book value of copper cable in connection with the Company’s ongoing initiatives to replace copper cable with fiber optic cable and from the retirements of modems and other equipment. In the third quarter of 2026, the Company also recognized a loss on the pending sale of certain spectrum licenses.

(c)Increase in the nine months ended September 30, 2026 was primarily attributable to customers bankruptcies filed in the second quarter of 2026.

(d)Increases were attributable to higher direct commissions primarily related to our customer referral programs and the addition of new external sales channel partners, partially offset by lower salary costs due to workforce reductions completed in the first half of 2026 and 2025.

Depreciation and Amortization

The change in actual depreciation and amortization expense compared to the same periods a year ago on a pro forma combined basis consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount	Amount
Increases in depreciation expense (a)	$37.6	$131.3
Changes in amortization expense (b)	(0.2)	24.0
Net increases in depreciation and amortization expense	$37.4	$155.3

(a)Increases primarily reflect incremental depreciation expense related to new additions of property, plant and equipment.

(b)Increase in the nine months ended September 30, 2025 reflects timing differences in the recognition of amortization expense resulting from the use of an accelerated amortization method (sum-of-the-years-digits method) to amortize the customer relationships intangible assets acquired in the Merger, the effect of which results in an annual decline in expense each period as the intangible assets amortize. Because the supplemental unaudited pro forma condensed combined financial information assumed a Merger completion date of January 1, 2024, amortization expense for the nine months ended September 30, 2025 reflected a decrease of $28.7 million, on a pro forma combined basis, when compared to actual amortization expense recognized in the nine months ended September 30, 2026.

Operating (Loss) Income

The Company reported an operating loss of $43.5 million and operating income of $99.6 million for the three and nine months ended September 30, 2026, compared to an operating loss of $37.3 million and operating income of $276.8 million for the same periods of 2025, on a pro forma combined basis. The decreases in year-over-year operating income in the three and nine months ended September 30, 2026 primarily reflected the overall declines in service revenues, higher depreciation expense, incremental losses on asset retirements and dispositions, and increases in the provision for estimated credit losses discussed above. A reduction in reported gains from the sale of IPv4 addresses of $29.3 million also contributed to the decrease in operating income for the nine months ended September 30, 2026. The decreases in year-over-year operating income in the three and nine months ended September 30, 2026 were partially offset by lower transaction related and other costs related to the Merger of $147.2 million and $137.3 million, respectively, as well as increases in sales revenues, primarily attributable to additional revenues from sales-type leases and contractor sales, lower interconnection costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, and lower salary costs due to workforce reductions completed in 2026 and 2025.

Income Taxes

For the three and nine months ended September 30, 2026, the Company recognized actual income tax expense of $4.0 million and $4.9 million, respectively, primarily related to state and local income taxes. Comparatively, the Company recognized an income tax benefit of $111.7 million and $127.8 million for the three and nine months ended September 30, 2025, respectively, on a pro forma combined basis, primarily related to deferred federal and state income taxes recorded due to a step-up in the tax basis of certain of the Company's assets following the closing of the Merger, changes in the valuation allowance, state and local income taxes incurred in connection with the Merger, and the reversal of unrecognized tax benefits due to the expiration of a statute of limitations in a foreign jurisdiction.

Supplemental Unaudited Segment Results of Operations

KINETIC

The following table presents the actual results of operations for the three and nine months ended September 30, 2026 (GAAP basis) compared to the three and nine months ended September 30, 2025 (prepared on a pro forma combined basis) for the Kinetic segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Fiber subscriber	$156.7	$128.9	$27.8	22	$451.4	$369.8	$81.6	22
DSL subscriber and other	112.4	169.1	(56.7)	(34)	387.1	538.5	(151.4)	(28)
Total consumer (a)	269.1	298.0	(28.9)	(10)	838.5	908.3	(69.8)	(8)
Business services (b)	92.0	100.7	(8.7)	(9)	286.0	310.5	(24.5)	(8)
Wholesale (c)	67.4	88.5	(21.1)	(24)	222.5	285.0	(62.5)	(22)
RDOF funding	12.7	13.0	(0.3)	(2)	38.8	39.2	(0.4)	(1)
State USF	12.0	13.8	(1.8)	(13)	37.2	42.4	(5.2)	(12)
Switched access	2.7	3.5	(0.8)	(23)	9.2	10.2	(1.0)	(10)
End user surcharges	13.7	14.8	(1.1)	(7)	40.3	43.8	(3.5)	(8)
Intersegment revenues (d)	10.3	12.0	(1.7)	(14)	32.2	38.1	(5.9)	(15)
Total service revenues	479.9	544.3	(64.4)	(12)	1,504.7	1,677.5	(172.8)	(10)
Sales revenues (e)	35.4	17.2	18.2	106	97.6	41.4	56.2	136
Total revenues and sales	515.3	561.5	(46.2)	(8)	1,602.3	1,718.9	(116.6)	(7)
Compensation expense (f)	(88.4)	(101.0)	(12.6)	(12)	(268.5)	(315.9)	(47.4)	(15)
Non-compensation managed expenses (g)	(73.8)	(63.6)	10.2	16	(208.7)	(179.8)	28.9	16
Revenue-driven costs (h)	(64.3)	(46.6)	17.7	38	(182.1)	(130.1)	52.0	40
Network access and facilities	(50.1)	(50.6)	(0.5)	(1)	(138.5)	(143.5)	(5.0)	(3)
Allocated network and customer operations expenses	(10.8)	(13.6)	(2.8)	(21)	(33.7)	(41.5)	(7.8)	(19)
Customer access	(5.4)	(5.8)	(0.4)	(7)	(17.3)	(20.1)	(2.8)	(14)
Intersegment costs and expenses	(32.3)	(34.5)	(2.2)	(6)	(99.4)	(104.8)	(5.4)	(5)
Contribution margin	$190.2	$245.8	$(55.6)	(23)	$654.1	$783.2	$(129.1)	(16)

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

FIBER INFRASTRUCTURE

The following table presents the actual results of operations for the three and nine months ended September 30, 2026 (GAAP basis) compared to the three and nine months ended September 30, 2025 (prepared on a pro forma combined basis) for the Fiber Infrastructure segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Uniti Wholesale (a)	$103.9	$95.2	$8.7	9	$323.2	$296.1	$27.1	9
Uniti Fiber (b)	62.3	68.8	(6.5)	(9)	212.7	205.9	6.8	3
Intersegment revenues	33.0	35.3	(2.3)	(7)	101.5	107.8	(6.3)	(6)
Total service revenues	199.2	199.3	(0.1)	—	637.4	609.8	27.6	5
Sales revenues (c)	2.3	15.2	(12.9)	(85)	93.0	25.0	68.0	*
Total revenues and sales	201.5	214.5	(13.0)	(6)	730.4	634.8	95.6	15
Network access and facilities expenses	(53.3)	(62.1)	(8.8)	(14)	(169.9)	(190.2)	(20.3)	(11)
Compensation expenses (d)	(21.8)	(22.0)	(0.2)	(1)	(60.0)	(67.5)	(7.5)	(11)
Non-compensation managed expenses	(11.9)	(6.5)	5.4	83	(28.6)	(20.3)	8.3	41
Revenue-driven costs (e)	(8.2)	(15.6)	(7.4)	(47)	(36.7)	(31.5)	5.2	17
Allocated network and customer operations expenses	(2.1)	(3.0)	(0.9)	(30)	(6.7)	(8.9)	(2.2)	(25)
Customer access	(3.8)	(2.8)	1.0	36	(9.4)	(9.0)	0.4	4
Intersegment costs and expenses	(2.0)	(2.1)	(0.1)	(5)	(6.2)	(6.5)	(0.3)	(5)
Contribution margin	$98.4	$100.4	$(2.0)	(2)	$412.9	$300.9	$112.0	37
* Not meaningful

(a)Increases were primarily attributable to price increases for transport and TDM services, as well as the effect of favorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks.

(b)Decrease in the three months ended September 30, 2026 primarily reflected the effect of unfavorable adjustments to our reserves maintained for billing disputes with other carriers for their access to our networks and revenue declines attributable to contract terminations and customer bankruptcies filed in the second quarter of 2026. These decreases were offset in the nine months ended September 30, 2026 by one-time early contract termination penalties assessed to customers related to disconnecting circuits prior to the expiration of their contracts.

(c)Decrease in the three months ended September 30, 2026 primarily reflected the absence of revenues from sales-type leases in the third quarter of 2026. Revenues from sales-type leases were $88.2 million for the nine months ended September 30, 2026. Comparatively, revenues from sales-type leases were $13.6 million and $16.3 million for the three and nine months ended September 30, 2025, on a pro forma combined basis. The increase in revenues from sales-type leases in the nine months ended September 30, 2026 reflected the impact of the IRU dark fiber agreement with a large hyperscaler entered into in the first quarter of 2026.

(d)Decreases were primarily attributable to reduced internal labor costs due to workforce reductions.

(e)Changes are consistent with the changes in sales revenues discussed in (c) above.

UNITI SOLUTIONS

The following table presents the actual results of operations for the three and nine months ended September 30, 2026 (GAAP basis) compared to the three and nine months ended September 30, 2025 (prepared on a pro forma combined basis) for the Uniti Solutions segment:

	GAAP	Pro Forma			GAAP	Pro Forma	Increase (Decrease)
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,
(Millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues and sales:
Service revenues:
Managed services (a)	$163.5	$186.3	$(22.8)	(12)	$506.5	$592.0	$(85.5)	(14)
TDM (a)	4.8	14.2	(9.4)	(66)	19.4	47.3	(27.9)	(59)
End user surcharges	5.5	7.4	(1.9)	(26)	17.2	24.4	(7.2)	(30)
Intersegment revenues	1.3	1.3	—	—	3.9	3.8	0.1	3
Total service revenues	175.1	209.2	(34.1)	(16)	547.0	667.5	(120.5)	(18)
Sales revenues	0.8	0.6	0.2	33	3.2	1.4	1.8	129
Total revenues and sales	175.9	209.8	(33.9)	(16)	550.2	668.9	(118.7)	(18)
Compensation expense (b)	(15.5)	(16.5)	(1.0)	(6)	(44.7)	(58.5)	(13.8)	(24)
Non-compensation managed expenses	(1.6)	(1.5)	0.1	7	(4.9)	(6.6)	(1.7)	(26)
Revenue-driven costs (c)	(25.5)	(32.4)	(6.9)	(21)	(79.0)	(98.2)	(19.2)	(20)
Customer access (d)	(37.1)	(44.0)	(6.9)	(16)	(116.1)	(140.6)	(24.5)	(17)
Intersegment costs and expenses (e)	(10.3)	(12.0)	(1.7)	(14)	(32.0)	(38.4)	(6.4)	(17)
Contribution margin	$85.9	$103.4	$(17.5)	(17)	$273.5	$326.6	$(53.1)	(16)
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

Uniti submitted bids under the updated guidance in seven states and was granted provisional awards in the seven states totaling $184.3 million for approximately 58,000 locations. All seven states have received final approval from NTIA. At this time, Uniti has executed four of the seven contracts in Alabama, Arkansas, Georgia and Texas, representing approximately $175.0 million and 51,500 locations of the total provisional awards granted to the Company.

RDOF Funding

In 2019, the FCC announced a $20.4 billion RDOF program to support rural broadband deployments. In January 2020, the FCC established two reverse-auction funding phases, with Phase I funding of $16.0 billion and Phase II funding of $4.4 billion. Phase I targeted areas that were wholly unserved by broadband speeds of at least 25 megabytes per second (“Mbps”) download and 3-Mbps upload. After conducting an auction, $9.2 billion was awarded in December 2020. At the time, the FCC indicated that the $6.8 billion not awarded would be added to Phase II, but Phase II will not likely proceed, in light of the BEAD Program. Uniti was awarded $522.8 million in support over ten years ($52.3 million per year) for approximately 192,000 locations in eighteen states. Uniti met the 40% completion milestone on or before December 31, 2025 in a number of states but permitting delays in other areas led to a shortfall. Uniti notified the FCC and Universal Service Administrative Company on January 15, 2026, and filed its quarterly progress reports on April 15, 2026, June 30, 2026, and September 2, 2026. Uniti will continue to comply with applicable reporting requirements and cooperate with the FCC regarding matters arising from its RDOF milestone status.

State USF Funding

In the first nine months of 2026, Uniti recognized revenue from state USF programs in Texas, Pennsylvania, New Mexico, Oklahoma, South Carolina, Nebraska, Alabama, and Arkansas. These payments are intended to provide subsidies, in addition to federal USF receipts, for the high cost of operating telecommunications networks in certain areas. For the nine months ended September 30, 2026, we recognized $37.2 million in state USF support. Uniti participates in two USF programs in Texas, and for the nine months ended September 30, 2026, we received $15.1 million from the large company program and $1.7 million from the small company program.

Uniti receives approximately $13.2 million in annual state USF support in Pennsylvania. In August 2023, the Pennsylvania Public Utility Commission (“PUC”) issued an order opening a rulemaking proceeding regarding the program. Uniti, along with the industry trade group, is actively participating in the proceeding. The PUC's USF Working Group began meeting in late 2025 and will continue meeting throughout 2026. The Working Group expects the PUC staff to file its final report with the PUC by mid-December 2026.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company relies primarily on operating cash flows and long-term debt to provide for its liquidity needs. The Company generated positive operating cash flows during the three and nine months ended September 30, 2026 and utilized available cash and available capacity under its credit agreements to meet its short-term liquidity needs. At September 30, 2026, the Company had $861.5 million of available cash on hand, and when considering letters of credit of $161.4 million, the Company had access to and available borrowing capacity under its senior secured revolving credit facilities of $813.6 million. Management has assessed the current and expected business climate, the Company’s current and expected needs for funds and its current and expected sources of funds, and has determined, based on the Company’s forecasted financial results and financial condition as of September 30, 2026, that cash and cash equivalents on hand combined with cash expected to be generated from operating activities will be sufficient to fund the Company’s ongoing working capital requirements, planned capital expenditures, and scheduled debt principal and interest payments in the short-term (the next twelve months) and long-term (beyond the next twelve months). The Company intends to utilize its available cash as well as the available capacity under its revolving credit facilities to fund its short-term liquidity needs as they arise.

From time to time, including in the near term, the Company may seek to opportunistically repurchase, refinance or extend maturity dates of existing indebtedness through, but not limited to, tender offers, exchange offers, redemptions, open market purchases, privately negotiated purchases and new issuances. In the near term, the Company may also seek opportunities to monetize certain non-strategic assets.

Historical Cash Flows

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(Millions)	2026	2025
Cash flows provided from (used in):
Operating activities	$467.1	$229.8
Investing activities	(1,259.4)	(690.2)
Financing activities	1,679.3	508.5
Net increase in cash, cash equivalents and restricted cash	$887.0	$48.1

Our total cash position increased $887.0 million in the nine months ended September 30, 2026 and increased $48.1 million in the nine months ended September 30, 2025. Cash inflows in 2026 were primarily from the issuance of debt and from operating activities. These cash inflows were offset by cash outflows for repayments of debt, capital expenditures, preferred stock dividends, and payments of financing costs.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities increased $237.3 million in the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to incremental operating cash flows attributable to the acquired Windstream operations and net favorable working capital changes, principally consisting of favorable timing differences in the realization of deferred revenue, interest payments on our debt obligations and payments of trade accounts payable. The effect of these increases to cash provided from operating activities was partially offset by increased cash outlays for contract acquisition and fulfillment costs, cash contributions to our pension and employee savings plans, and unfavorable timing differences in the collection of accounts receivable.

Cash Flows - Investing Activities

Cash used in investing activities primarily consisted of capital expenditures to upgrade and expand the speed capabilities of our network facilities. Cash used in investing activities increased $569.2 million in the nine months ended September 30, 2026, as compared to the same period in 2025, primarily attributable to higher capital expenditures. During the nine months ended September 30, 2026, cash outlays for capital expenditures were $1,273.9 million and cash outlays for capital expenditures funded by government grants totaled $36.1 million. Cash inflows from investing activities included $47.0 million in grant funds received from various state programs to fund capital expenditures and $3.6 million in proceeds from sales of equipment and certain unused IPv4 addresses.

Comparatively, cash outlays for the nine months ended September 30, 2025 included $461.2 million for capital expenditures and $229.5 million cash paid, net of cash acquired, to consummate the Merger. Cash outlays for capital expenditures funded by government grants totaled $8.3 million and were partially offset by $6.7 million in proceeds from sales of equipment and of certain unused IPv4 addresses.

Cash Flows - Financing Activities

Cash provided from financing activities totaled $1,679.3 million for the nine months ended September 30, 2026. Cash inflows included $3,213.3 million of proceeds from issuance of debt partially offset by $1,430.0 million in repayments of debt, payments of financing costs of $57.8 million and payment of preferred stock dividends of $33.4 million. Proceeds from the issuance of debt consisted of $1,000.0 million of additional 8.625% unsecured notes, which were issued at a premium of $2.5 million, $960.1 million of Kinetic ABS 2026-1 Notes, $1,140.7 million of Kinetic ABS 2026-2 Notes, and new borrowings of $110.0 million under the senior secured credit facilities. Repayments of debt consisted of the $500.0 million Windstream Term Loan, $425.0 million of borrowings under the senior secured revolving credit facilities, $479.0 million of 4.75% secured notes, $1.2 million of 7.50% secured notes and principal payments of $24.8 million on the 2025 Term Loan.

Comparatively, cash provided from financing activities totaled $508.5 million for the nine months ended September 30, 2025. Cash inflows included $1.7 billion of proceeds from issuance of debt partially offset by $1.1 billion in repayments of debt, payments of settlement obligations of $73.5 million and financing costs of $77.4 million. Proceeds from issuance of debt consisted of $600.0 million of the 8.625% unsecured notes, $589.0 million under the Fiber Infrastructure ABS Notes and $539.0 million under the Uniti Revolver. Repayments of debt consisted of $625.0 million of 10.50% secured notes, $275.0 million under the ABS Loan Facility and $163.0 million under the Uniti Revolver. See Note 5 to the condensed consolidated financial statements for additional information about borrowings and repayments of debt.

Pension and Employee Savings Plan Contributions

In connection with the Merger, the Company assumed a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible non-bargaining unit employees covered by the pension plan have ceased. The minimum required employer contributions to be funded to the pension plan in 2026 total $20.6 million, consisting of $7.4 million for the 2025 plan year and $13.2 million for the 2026 plan year. In January 2026, the Company made a $4.5 million cash contribution to the pension plan attributable to the 2025 plan year and contributed the remaining $2.9 million for the 2025 plan year in September 2026. Incremental to its required minimum funding contributions, the Company also made a voluntary cash contribution of $4.4 million to the pension plan on June 2, 2026, which was allocated to the 2025 plan year. On April 15, 2026, July 15, 2026 and October 15, 2026, the Company made its first three required quarterly employer contributions for the 2026 plan year in cash, each in the amount of $4.4 million, or a total of $13.2 million. We intend to make the remaining required quarterly employer contribution for the 2026 plan year of $4.4 million in cash in January 2027. The amount and timing of future contributions to the pension plan are dependent upon several factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

In connection with the Merger, the Company assumed an employee savings plan under section 401(k) of the Internal Revenue Code, which had identical employer matching contribution provisions as Old Uniti’s existing 401(k) plan. In February 2026, the two plans were merged into one defined contribution 401(k) plan, which covers substantially all salaried employees and certain bargaining unit employees of the Company. Participating employees receive employer matching contributions up to a maximum of 4.0% of employee pre-tax contributions to the 401(k) plan for employees contributing up to 5.0% of their eligible pre-tax compensation. The employer matching contribution is calculated and funded in cash to the 401(k) plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year.

Expense attributable to the employer matching contribution under the 401(k) plan, excluding amounts capitalized, was $5.9 million and $19.3 million for the three and nine months ended September 30, 2026, respectively, as compared to $4.1 million and $5.3 million for the three and nine months ended September 30, 2025, respectively, and is included in cost of services and SG&A expenses in the condensed consolidated statements of operations.

Broadband Grant Awards and Programs

In addition to the BEAD funding previously discussed, the Company also receives federal and state governmental assistance in the form of grants for the construction of long-lived assets to expand the availability and affordability of residential broadband service via direct grants or through the formation of public private partnerships. No new grants have been awarded to the Company in 2026. As of September 30, 2026, the Company has secured approximately $160.6 million in funding commitments from governmental agencies in Florida, Georgia, Iowa, North Carolina, Pennsylvania, and Texas that will help us deliver fiber to approximately 91,800 locations. In completing these broadband expansion projects, the Company expects to incur $131.9 million of incremental capital expenditures. The Company will continue to seek out additional opportunities to obtain external funding for the expansion of 1-Gbps internet service across its service areas either from direct grants from governmental programs or through the formation of public private partnerships.

Debt Agreements and Covenants

At September 30, 2026, notes and other debt, net included the following: (i) the Uniti Revolver pursuant to the Uniti Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (ii) the Windstream Revolver (as defined in Note 5) pursuant to the Windstream Credit Agreement (as defined in Note 5), of which no borrowings were outstanding; (iii) the 2025 Term Loan (as defined in Note 5) pursuant to the Windstream Credit Agreement, of which $975.2 million was outstanding; (iv) $91.0 million aggregate principal amount of 4.75% senior secured notes due 2028 (the “4.75% secured notes”); (v) $1.1 billion aggregate principal amount of 6.50% senior unsecured notes due 2029 (the “6.50% unsecured notes”); (vi) $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2030 (the “6.00% unsecured notes”); (vii) $2.2 billion aggregate principal amount of 8.25% senior secured notes due 2031 (the “8.25% secured notes”); (viii) $1.6 billion aggregate principal amount of 8.625% senior unsecured notes due 2032 (the “8.625% unsecured notes”); (ix) $1.4 billion aggregate principal amount of 7.50% senior secured notes due 2033 (the “7.50% secured notes”); (x) $306.5 million aggregate principal amount of 7.50% convertible senior notes due 2027 (the “2027 convertible notes”); (xi) $839.0 million aggregate principal amount of secured fiber network revenue term notes (collectively, the “Fiber Infrastructure ABS Notes”), consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $180.0 million 5.177% Series 2025-2, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, $28.2 million 5.621% Series 2025-2, Class B term notes, $98.0 million 9.018% Series 2025-1, Class C term notes and $41.8 million 7.834% Series 2025-2, Class C term notes, each issued by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “Fiber Infrastructure ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company, and (xii) $2.1 billion aggregate principal amount of secured fiber network revenue term notes (collectively, the “Kinetic ABS Notes”), consisting of $677.7 million 5.219% Series 2026-1, Class A-2 term notes, $805.2 million 5.834% Series 2026-2, Class A-2 term notes, $113.0 million 5.561% Series 2026-1, Class B term notes, $134.2 million 6.224% Series 2026-2, Class B term notes, $169.4 million 7.653% Series 2026-1, Class C term notes and $201.3 million 7.536% Series 2026-2, Class C term notes, each issued by Kinetic ABS Issuer.

The terms of the credit agreements and indentures governing the Company’s debt obligations include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict its ability to incur additional indebtedness. As of September 30, 2026, the Company was in compliance with all of its debt covenants. For additional information regarding the Company’s debt obligations, see Note 5 to the condensed consolidated financial statements.

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

During 2026, we formed Kinetic ABS Parent LLC (“Kinetic ABS Parent”), an indirect, bankruptcy-remote subsidiary of the Company, and designated Kinetic ABS Parent as an unrestricted subsidiary under the credit agreements and the applicable indentures governing our outstanding senior notes. We also formed the Kinetic ABS 2026-1 Obligors and Kinetic ABS 2026-2 Obligors, (each as defined in Note 5), and each a subsidiary of Kinetic ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each Kinetic ABS 2026-1 Obligor and Kinetic ABS 2026-2 Obligor is an unrestricted subsidiary under the credit agreements and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of Fiber Infrastructure ABS Parent and its subsidiaries and Kinetic ABS Parent and its subsidiaries (all unrestricted subsidiaries as of September 30, 2026), please see Note 14 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Except for the changes discussed in Note 5 to the condensed consolidated financial statements resulting from the 2026 debt refinancing activities, there have been no other material changes to our contractual obligations and commitments as set forth in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 2, 2026.

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

We define “EBITDA” as net (loss) income, as defined by GAAP, before interest expense, provision for income taxes, depreciation and amortization, and costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and the write off of unamortized deferred financing costs. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), and costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system (collectively, “Transaction Related and Other Costs”), gains or losses on retirements and dispositions of assets, amortization of non-cash rights-of-use assets, costs associated with the termination of related hedging activities, changes in the fair value of financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net (loss) income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net (loss) income determined in accordance with GAAP. Further, our computations of EBITDA and Adjusted EBITDA may not be comparable to that reported by other companies.

A reconciliation of EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2026	2025	2026	2025
Net (loss) income	$(244.5)	$1,608.9	$(470.7)	$1,610.4
Depreciation and amortization	292.8	202.3	888.5	361.7
Interest expense, net	205.5	168.2	589.4	426.5
Net loss on extinguishment of debt	2.7	—	1.5	40.5
Income tax expense (benefit)	4.0	(134.5)	4.9	(145.2)
EBITDA	260.5	1,844.9	1,013.6	2,293.9
Stock-based compensation	7.8	10.1	22.9	17.4
Transaction related and other costs	19.7	157.7	59.4	179.0
Gain on settlement of preexisting relationships	—	(1,685.4)	—	(1,685.4)
Other, net:
Other (income) expense, net	(11.2)	0.2	(25.5)	1.3
Amortization of non-cash rights-of-use assets (a)	0.1	0.3	0.3	2.0
Loss on asset retirements and dispositions (b)	12.4	—	17.3	—
Total other, net	1.3	0.5	(7.9)	3.3
Adjusted EBITDA	$289.3	$327.8	$1,088.0	$808.2

(a)Included within cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations.

(b)Included within SG&A expense line item in the condensed consolidated statements of operations.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our condensed consolidated financial statements. The nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for business combinations and the related purchase price allocations, goodwill impairment assessments, valuation of pension obligations and income taxes as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our accompanying condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition. There were no material changes to these critical accounting estimates during the first nine months of 2026.

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

Interest Rate Risk

The Company is exposed to market risk through changes in variable interest rates incurred on borrowings under the Company’s credit agreements, consisting of the $975.2 million 2025 Term Loan and any borrowings outstanding under the senior secured revolving credit facilities. As of September 30, 2026, there were no borrowings outstanding under the senior secured revolving credit facilities.

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

As of September 30, 2026, the Company is party to four pay fixed, receive variable interest rate swap agreements with an aggregate notional value of $650.0 million. The interest rate swaps are scheduled to mature on October 31, 2028, October 31, 2029, and October 31, 2030. As of September 30, 2026, the weighted average fixed rate paid on the interest rate swaps was 3.618% and the weighted average variable rate received was 3.901%. The interest rate swaps have been designated as cash flow hedges of the interest rate risk inherent in floating rate borrowings outstanding due to changes in the benchmark interest rate, and accordingly, the hedging relationship is expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of September 30, 2026, the unhedged portion of our variable rate debt was $325.2 million. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would increase annual interest expense by approximately $3.3 million. Actual results may differ from this estimate.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under Old Uniti’s 2015 Equity Incentive Plan or the Company’s 2025 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	4,698	$10.81	—	—
August 1, 2026 to August 31, 2026	165,719	$9.72	—	—
September 1, 2026 to September 30, 2026	45,505	$9.33	—	—
Total	215,922	$9.66	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

UNITI GROUP INC.

Date:	November 9, 2026	/s/ Paul E. Bullington
Paul E. Bullington Senior Executive Vice President – Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	November 9, 2026	/s/ Travis T. Black
Travis T. Black Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)